Form 10QSB
period 2006-06-30
Landwin REIT Inc
filed 2006-08-14
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-129534

LANDWIN REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3651786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17200 Ventura Blvd, Suite 206, Encino, CA 91316
(Address of principal executive offices) (Zip code)

(818) 783-4343
(Registrant’s telephone number, including area code)

_________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2006
Common Stock, par value $0.01 per share	20,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Landwin REIT, Inc.
Balance Sheets
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$202,000	$202,000

Total Assets	202,200	202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest payable	53,425	-
Notes Payable – related parties	5,000,000	-

Total Current Liabilities	5,053,425	-

Total Liabilities	5,053,425	-

Minority Interest	2,000	2,000

Common stock, $0.01 par value; 25,000,000 shares
authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,053,425)	-

Total Stockholders’ Equity (Deficit)	(4,853,425)	200,000

Total Liabilities and Stockholder’s Equity	$202,200	$202,000

See accompanying notes to these consolidated financial statements

Landwin REIT, Inc.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2006

Three and six
months ended
June 30, 2006
(unaudited)

Net revenues	$-

Operating Expenses	-
Formation fee expense	(5,000,000)

Other Income (Expense)
Interest Expense	(53,425)

Net Loss	$(5,053,425)

Loss per weighted average share of common
stock outstanding - basic and diluted	$(253)

Weighted-average shares outstanding - basic and diluted	20,000

See accompanying notes to these consolidated financial statements

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
June 30, 2006

1.      Nature of Operations

Landwin REIT, Inc. (“the Company”), a Maryland corporation, was formed on October 19, 2005 (date of inception) to be a blind pool Real Estate Investment Trust (REIT). The Company intends to acquire and manage a diverse range of real estate investments, both commercial and residential. The Company was originally named Landwin Diversified REIT, Inc., but executed a name change to Landwin REIT, Inc., effective October 20, 2005.

In addition, on October 25, 2005, the Company formed Landwin, LLC, and Landwin, LP. Landwin, LLC, is a wholly-owned subsidiary of the Company and is the sole general partner of Landwin, LP. It is intended that the Company will operate under the UPREIT model, whereby Landwin, LP, will hold substantially all of the assets and conduct all of the operations.

2.      Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated balance sheet includes the accounts of Landwin REIT, Inc, and its wholly-owned subsidiary Landwin, LLC, formed in the State of Delaware and its majority owned subsidiary Landwin, LP, formed in the State of Delaware.

A statement of cash flows is not presented herein as the Company has yet to begin operations. Accordingly, the Company had no cash flow related activities for the three and six-month periods ended June 30, 2006.

Use of Estimates

The preparation of the balance sheet and statement of operations in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of June 30, 2006, or December 31, 2005.

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
June 30, 2006

2.      Summary of Significant Accounting Policies (continued)

Restricted Cash Held in Escrow

Restricted funds held in escrow of $205,200 at June 30, 2006, are not included in current assets and consist of funds received in connection with subscription agreements to purchase the Company’s common stock at $10 per share in connection with its initial public offering. Under the terms of the Company’s Advisory Agreement with Landwin Advisors, LLC, the Company must raise $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering (April 2006, the effectiveness date of the Form S-11). If the $50 million goal is not achieved by that date, the funds must be returned to the subscribers. Therefore, the funds are being held at Wells Fargo Bank in an escrow account and will not be used by the Company until the above-listed requirements are successfully met.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006, and December 31, 2005, the Company had approximately $102,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

3.      Equity Transactions

Sale of Common Stock

On October 19, 2005, the Company sold 20,000 shares of its common stock at $10 per share. These shares were not sold pursuant to the Company’s initial public offering.

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
June 30, 2006

3.      Equity Transactions (continued)

Common Stock Held in Escrow

In connection with its initial public offering, the Company has received subscriptions for 20,520 shares of its common stock at $10 per share during the three months ended June 30, 2006. Under the terms of the Company’s Advisory Agreement with Landwin Advisors, LLC, the Company must raise $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering (April 13, 2006, the effective date of the Registration Statement on Form S-11). If the $50 million minimum offering amount is not achieved by that date, the funds must be returned to the subscribers.

Common Stock

As of June 30, 2006, 25,000,000 common stock shares are authorized, and 20,000 shares are issued and outstanding.

4.      Loss Per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Loss per share – dilutive does not include the effect of potentially dilutive securities for the period ended June 30, 2006. The loss from operations and the net loss for the three and six-month periods ended June 30, 2006, make these securities anti-dilutive.

5.      Related Parties

Two officers, who are also directors of the Company, are officers of the two managers of Landwin Advisors, LLC, the Company’s Advisor.

6.      Advisory Agreement

Landwin REIT and Landwin OP entered into an advisory agreement with Landwin Advisors, LLC. The advisory agreement became effective on April 13, 2006 (the date the registration statement for Landwin REIT’s initial public offering was declared effective). Pursuant to this agreement, the Advisor is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations.

If Landwin REIT does not raise at least $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by the Company. As of June 30, 2006, the Advisor has incurred $553,079 of organization and offering expenses on behalf of Landwin REIT. Additionally, during the period from July 1, 2006, through July 27, 2006, the Advisor incurred $7,415 of organization and offering expenses on behalf of the Company. In accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8, the Company has determined that as of June 30, 2006, it is not probable that the Company will be responsible for the expenses incurred by its advisor. There is uncertainty in regards to the Company being able to raise $50 million. Accordingly, the Company has not recorded a liability related to this agreement.

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
June 30, 2006

7.      Minority Interest

In December 2005, Landwin OP issued limited partnership interests to Landwin REIT, and to Landwin Advisors, LLC for an aggregate sum of $200,000. The ownership interest purchased by Landwin REIT represents approximately a 98 % limited partnership interest and the ownership interest purchased by the Advisor represents approximately a 1% limited partner interest. Additionally, Landwin OP issued a 1% general partnership interest to Landwin, LLC in exchange for $2,000.

8.      Economic Dependency

The Company will be dependent on the Advisor or its affiliates for certain services that are essential to the Company, including asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find alternative service providers.

9.      Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

10.     Registration

On November 7, 2005, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-11, to register for sale a minimum of 5 million shares and a maximum of 25 million shares of its common stock. The Registration Statement was declared effective on April 13, 2006.

11.     Subsequent Events

In July 2006, the Company received subscriptions for an additional 20,899 shares of common stock and received additional funds totaling $208,993 in connection with its initial public offering. These funds are held in escrow.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

          The following “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with Landwin REIT, Inc.’s financial statements and notes thereto contained elsewhere in this report. As used herein, the terms “the Company,” “we,” “our” and “us” refer to Landwin REIT, Inc., a Maryland corporation, and as required by context, Landwin, LLC, its wholly owned subsidiary.

Forward Looking Statements

          This following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this document. This discussion may contain certain forward-looking statements. Forward-looking statements are those that are not historical in nature. They can often be identified by their inclusion of words such as "will," "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement.

          Our forward-looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, which might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

  our limited operating history and our Advisor's lack of prior experience in managing a REIT;

  your inability to review the assets that we will acquire with the net proceeds of our initial public offering;

  changes in interest rates;

  potential impacts of our leveraging policies on our net income and cash available for distribution;

  our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

  our Advisor's motivation to recommend higher returning investments, which may be riskier, resulting in maximizing its incentive compensation under the advisory agreement; and

  although we believe our proposed method of operations will be in conformity with the requirements for qualification as a REIT, we cannot assure you that we will qualify as a REIT or, if so qualified, will continue to qualify as a REIT. Our failure to qualify or remain qualified as a REIT could have a material adverse effect on our performance and your investment.

          We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

Overview

Corporate Structure

          We were formed on October 19, 2005 to be an externally managed blind pool real estate investment trust (REIT). On October 25, 2005 we formed Landwin, LLC as a wholly-owned subsidiary.

          Landwin, L.P. (hereinafter Landwin OP) was formed on October 25, 2005 to acquire, own and operate properties on our behalf. It is intended that Landwin OP will hold substantially all of the assets, directly or indirectly, and conduct all of the required operations. Accordingly, it will allow us to operate as what is generally referred to as an umbrella partnership real estate investment trust, or UPREIT, which is a structure generally utilized to provide for the acquisition of real estate from owners who desire to defer taxable gain otherwise required to be recognized by them upon the disposition of their properties.

          Landwin, LLC, our wholly-owned subsidiary, is the sole general partner of Landwin OP and we as the parent company are a 98% limited partner. Landwin Advisors, LLC (the “Advisor”), a separate limited liability company providing services to us pursuant to an advisory agreement with us, is currently the only other limited partner (1%) of Landwin OP. Our units (including Landwin, LLC) and the units owned by Landwin Advisors constitute 100% of the limited partnership units outstanding at this time. As the sole general partner of Landwin OP, Landwin, LLC has the exclusive power to manage and conduct the business of Landwin OP, subject to the limited exceptions set forth in the operating partnership agreement.

          We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2006, thereby generally avoiding U.S. federal income taxes on our taxable income that we distribute currently to our stockholders.

Public Offering of Equity Securities/Use of Proceeds

          We intend to sell a maximum of 25 million shares of common stock at a price of $10.00 per share pursuant to a public offering in order to finance our business strategy and corporate objectives. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on April 13, 2006, and immediately thereafter, we began offering our common stock for sale to the public.

General

          Should our offering be fully subscribed to its minimum level (5 million shares for gross proceeds of $50 million) we intend to invest in real estate properties and real estate related investments including, but not limited to, retail shopping centers and malls; office buildings; industrial properties; multi-family apartments; development joint venture; and mortgage loans. We intend to invest in a portfolio of real estate and real estate related investments, focusing both on investments that produce current income and on investments with a potential for capital appreciation. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate through other real estate related investments. We are not limited as to the geographic area where we may conduct our operations, and expect to make such investments either domestically or internationally. The number of different properties or other investments we will acquire will be affected by numerous factors, including the amount of funds available to us.

          In addition, when and as determined appropriate by our Advisor and our board of directors, the portfolio may also include real estate or real estate related investments relating to properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in the midst of lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our Advisor will make this determination based upon a variety of factors, including the available risk adjusted returns for such and all other properties, the appropriate diversification of the portfolio, and our objectives of realizing capital appreciation upon the ultimate sale of properties.

          We do not have employees. We entered into an agreement with the Advisor on April 13, 2006. Pursuant to this agreement, the Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. We pay the Advisor fees for services provided pursuant to the advisory agreement, and we will reimburse the Advisor for certain expenses incurred on our behalf. Through June 30, 2006, the Advisor has advanced approximately $553,079 on our behalf for our organization and other offering costs, which consist of components such as actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus).

          We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to or incorporated by reference in this Form 10-QSB. Inflation did not have a material effect on our operations in the second fiscal three months of 2006 covered by this quarterly report.

Contractual Obligations

          Other than the aforementioned advisory agreement, as of June 30, 2006, we had no material contractual obligations requiring disclosure under this item.

Off Balance Sheet Arrangements

          As of June 30, 2006 we received subscriptions for 20,500 shares of our common stock pursuant to a public offering for gross proceeds of $205,000. As of July 31, 2006, we received subscriptions for an additional 20,899 shares of our common stock for gross proceeds of $208,993. Because we have not received subscriptions for the minimum offering amount, the aggregate proceeds, amounting to $413,993, is being held on deposit in an escrow account with Wells Fargo Bank

          As of June 30, 2006, our Advisor has incurred $553,079 of organization and offering expenses on behalf of Landwin REIT. During the period from July 1, 2006, through July 27, 2006, our Advisor incurred an additional $7,415 of organization and offering expenses on our behalf. If we do not raise at least $50 million in our initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by us.

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of these accounting policies requires our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See "Note 2 – Summary of Significant Accounting Policies" to our financial statements for a more complete description of these policies.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

          We use the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to reverse.

          For our taxable year ending December 31, 2006, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes.

Results of Operations

          As of the date of this quarterly report we have engaged only in organizational and offering activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the three and six-month periods ended June 30, 2006. In second quarter 2006, we recorded a one-time operating expense charge amounting to $5 million, pursuant to an agreement originally entered into with our Advisor, for work related to our formation through the effective date of our Registration Statement (April 13, 2006). Such work included the hiring of lawyers and accountants, assistance in drafting the Registration Statement and developing our business plan and does not include participation in the offering or selling of our securities. In connection with this expense item, we issued one promissory note each to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2.5 million. In addition, pursuant to the issuance of the aforementioned promissory notes, we recorded accrued interest of $53,425 for the period covering the issuance of the promissory note through June 30, 2006.

          We had a net loss of $5,053,425 for the three and six-month periods ended June 30, 2006. As we were formed in October of 2005, there are no meaningful comparisons to prior periods disclosed in this discussion of results of operations. Operating results in future periods will be a function of the results of the operation of the real estate properties and real estate related investments that we may acquire. For the three and six-month periods ended June 30, 2006, we engaged only in activities related to our public offering. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. If we do not raise at least $50 million in our initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by us. As of June 30, 2006, the Advisor has incurred $553,079 of organization and offering expenses on our behalf.

Liquidity and Capital Resources

          As of June 30, 2006, we have issued 20,000 shares of common stock and received subscriptions for an additional 20,520 shares of common stock for a total gross proceeds of $405,200. The subscriptions were received in connection with our public offering of securities pursuant to our Registration Statement. At June 30, 2006 we had $202,000 on deposit at our bank and $205,200 on deposit in an escrow account with Wells Fargo Bank in accordance with the terms of our public offering.

          At June 30, 2006 and December 31, 2005, we had total assets of $202,000. At June 30, 2006, we had a total stockholder’s deficit of $4,853,425. At December 31, 2005 we had a total stockholder’s equity of $202,000. At June 30, 2006 we had a working capital deficit of $4,851,425. At December 31, 2005, we had working capital of $202,000. The decline in stockholder’s equity and working capital for the three months ended June 30, 2006 was attributed to the recording of a $5 million formation fee expense and the accrual of interest in connection with the issuance of promissory notes related to the formation fee expense.

          Our principal demands for funds in the future are expected to be for property acquisitions, real estate related investments and for the payment of operating expenses and distributions to stockholders. Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties and real estate related investments.

          There may be a delay between the sale of our common stock and our purchase of properties. During this period, net offering proceeds will be temporarily deposited in an escrow account that is likely to yield lower returns than investments in real estate.

          We are likely to use debt in the future acquisition of prospective real estate properties. Generally, cash needs for items other than property acquisitions or other investments is expected to be met from operations, and cash needs for property acquisitions and real estate related investments is expected to be met from public offerings of our shares.

          We do not expect to have any cash flow available for distribution before we make our initial investments. The amount of any cash distributions will ultimately be determined by our board of directors and will depend on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. Should cash available for distribution in any year be less than 90% of our taxable income for the year, we may be required to borrow money, use proceeds from the issuance of securities or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. As of the date of this report, we have not entered into any arrangements creating a reasonable probability that it would acquire any specific property. The number of properties that we are able to acquire will depend primarily on the amount of funds raised in the offering. We may also use debt financing to fund the purchase price of real estate properties.

Item 3. Controls and Procedures.

          The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and principal financial officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we are able to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods and to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings.

          As of the date of this quarterly report, we are not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On April 13, 2006, our Registration Statement on Form S-11 (File No. 333-129534), registering a public offering (“Offering”) of up to 25,000,000 shares of common stock for $10 per share (exclusive of 1,375,000 shares reserved for issuance pursuant to our 2006 Equity Incentive Plan) was declared effective under the Securities Act of 1933. The Offering commenced on April 13, 2006. The Offering is a “best efforts” offering and as of the date of the filing of this quarterly report, the Offering is continuing. Through June 30, 2006, we received subscriptions for 20,500 shares of common stock for gross proceeds of $205,000. Subsequent to June 30, 2006, we received subscriptions for an additional 20,899 common shares for gross proceeds of $208,993.

          From formation through June 30, 2006, we have incurred offering expenses of $553,079. We have not incurred any underwriting discounts or finders fees. The expenses were paid by our Advisor on our behalf, and are reimbursable to the Advisor only upon our reaching the minimum offering amount of $50 million on or before the one-year anniversary of the commencement of the offering. Because we have not received subscriptions for the minimum offering amount, the aforementioned proceeds are being held in an escrow account at Wells Fargo Bank.

          During the period covered by this quarterly report on Form 10-QSB, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the second quarter of 2006 (the three month period ended June 30, 2006).

Item 5. Other Information.

          None

Item 6. Exhibits

(a) Exhibits

          The exhibits filed in response to this Item are listed in the Exhibit Table detailed below.

Exhibit #	Description

3.1

Articles of Amendment and Restatement of Landwin REIT, Inc. (included as Exhibit 3.1 to Amendment No.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-129534) (the “Registration Statement”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Landwin REIT, Inc. (included as Exhibit 3.2 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.1	Form of Advisory Agreement (included as exhibit 10.1 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.2	Form of Indemnification Agreement (included as Exhibit 10.2 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.3	Form of Escrow Agreement (included as Exhibit 10.3 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.4	Amended and Restated Agreement of Limited Partnership of Landwin, L.P. (included as Exhibit 10.4 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.5	Formation Fee Agreement (included as Exhibit 10.5 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)
10.6	Landwin REIT, Inc. 2006 Equity Incentive Plan (included as Exhibit 10.6 to the Amendment No. 1 to the Registration Statement and incorporated herein by reference)
10.7

Form of Promissory Note issued to each of Sylvia, Inc. and Smith Dennison Capital, LLC (included as Exhibit 10.7 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of PFAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of CEO and PFAO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landwin REIT, Inc.

Date: August 11, 2006	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: August 11, 2006	By:	/s/ SÉAN DENNISON
Séan Dennison
Vice Chairman of the Board and President
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit #	Description

3.1

Articles of Amendment and Restatement of the Landwin REIT, Inc. (included as Exhibit 3.1 to Amendment No.4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-129534) (the “Registration Statement”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Landwin REIT, Inc. (included as Exhibit 3.2 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.1	Form of Advisory Agreement (included as exhibit 10.1 to Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.2	Form of Indemnification Agreement (included as Exhibit 10.2 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.3	Form of Escrow Agreement (included as Exhibit 10.3 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.4	Amended and Restated Agreement of Limited Partnership of Landwin, L.P. (included as Exhibit 10.4 to the Amendment No. 4 to the Registration Statement and incorporated herein by reference)
10.5	Formation Fee Agreement (included as Exhibit 10.5 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)
10.6	Landwin REIT, Inc. 2006 Equity Incentive Plan (included as Exhibit 10.6 to the Amendment No. 1 to the Registration Statement and incorporated herein by reference)
10.7

Form of Promissory Note issued to each of Sylvia, Inc. and Smith Dennison Capital, LLC (included as Exhibit 10.7 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of PFAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of CEO and PFAO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith