Form 10QSB
period 2006-09-30
Landwin REIT Inc
filed 2006-11-13
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2006
Common Stock, par value $0.01 per share	20,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Landwin REIT, Inc.
Balance Sheets
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$202,000	$202,000

Total Assets	202,000	202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest payable	116,439	-
Notes Payable – related parties	5,000,000	-
Total Current Liabilities	5,116,439	-
Total Liabilities	5,116,439	-
Minority Interest	2,000	2,000
Common stock, $0.01 par value; 25,000,000 shares
authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,116,439)	-
Total Stockholders’ Equity (Deficit)	(4,916,439)	200,000
Total Liabilities and Stockholder’s Equity	$202,000	$202,000

See accompanying notes to these consolidated financial statements

Landwin REIT, Inc.
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2006

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(unaudited)	(unaudited)

Net revenues	$-	$-
Operating Expenses	-	-
Formation fee expense	-	(5,000,000)
Other Income (Expense)
Interest Expense	(63,014)	(116,439)
Net Loss	$(63,014)	$(5,116,439)
Loss per weighted average share of common
Stock outstanding – basic and diluted	$(3)	$(256)
Weighted average shares outstanding – basic and diluted	20,000	20,000

See accompanying notes to these consolidated financial statements

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
September 30, 2006

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

A statement of cash flows is not presented herein as the Company has yet to begin operations. Accordingly, the Company had no cash flow related activities for the three and nine-month periods ended September 30, 2006.

Use of Estimates

The preparation of the balance sheet and statement of operations in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of September 30, 2006, or December 31, 2005.

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
September 30, 2006

2. Summary of Significant Accounting Policies (continued)

Restricted Cash Held in Escrow

Restricted funds held in escrow of $1,598,157 plus accrued interest, at September 30, 2006, are not included in current assets and consist of funds received in connection with subscription agreements to purchase the Company’s common stock at $10 per share in connection with its initial public offering. Under the terms of the Company’s Advisory Agreement with Landwin Advisors, LLC, the Company must raise $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering (April 13, 2006, the effectiveness date of the Form S-11). If the $50 million goal is not achieved by that date, the funds must be returned to the subscribers, unless the offering is extended. Therefore, the funds are being held at Wells Fargo Bank in an escrow account and will not be used by the Company until the above-listed requirements are successfully met.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006, and December 31, 2005, the Company had approximately $102,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ending December 31, 2007. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.

3. Equity Transactions

Sale of Common Stock

On October 19, 2005, the Company sold 20,000 shares of its common stock at $10 per share. These shares were not sold pursuant to the Company’s initial public offering.

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
September 30, 2006

3. Equity Transactions (continued)

Common Stock Held in Escrow

In connection with its initial public offering, the Company received subscriptions for shares of its common stock at $10 per share during the three and nine-month periods ended September 30, 2006 amounting to 139,295 and 159,815 shares, respectively. Subsequent to the end of third quarter 2006, an additional 65,684 subscriptions were sold as of October 19, 2006. Under the terms of the Company’s Advisory Agreement with Landwin Advisors, LLC, the Company must raise $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering (April 13, 2006, the effective date of the Registration Statement on Form S-11). If the $50 million minimum offering amount is not achieved by that date, the funds must be returned to the subscribers, unless the offering is extended.

Common Stock

As of September 30, 2006, 25,000,000 common stock shares are authorized, and 20,000 shares are issued and outstanding.

4. Loss Per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Loss per share – dilutive does not include the effect of potentially dilutive securities for the period ended September 30, 2006. The loss from operations and the net loss for the three and nine-month periods ended September 30, 2006, make these securities anti-dilutive.

5. Advisory Agreement

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

If Landwin REIT does not raise at least $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by the Company, unless the offering is extended. As of September 30, 2006, the Advisor has incurred approximately $658,167 of organization and offering expenses on behalf of Landwin REIT. In accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8, the Company has determined that as of September 30, 2006, it is not probable that the Company will be responsible for the expenses incurred by its advisor. There is uncertainty in regards to the Company being able to raise $50 million. Accordingly, the Company has not recorded a liability related to this agreement.

6. Related Parties

Two officers, who are also directors of the Company, are officers of the two managers (Sylvia, Inc. and SmithDennison Capital LLC) of Landwin Advisors, LLC, the Company’s Advisor.

On April 13, 2006, the Advisor assigned a contractual obligation to Sylvia, Inc. and SmithDennison Capital LLC in the form of a promissory note amounting to $5,000,000 in the aggregate (see note 7 Promissory Note).

Landwin REIT, Inc.
Notes to Consolidated Financial Statements
September 30, 2006

7. Promissory Note

For work related to the Company’s formation through the effective date (April 13, 2006) of its Registration Statement, the Company was obligated to pay a formation fee of $2,500,000 to each of its sponsors, Sylvia, Inc., and SmithDennison Capital, LLC. This payment was made pursuant to a contract initially entered into with the Company’s Advisor, which was subsequently assigned to Sylvia, Inc., and SmithDennison Capital, LLC. Accordingly, on April 13, 2006 the Company issued one promissory note to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2,500,000 that bears interest payable at 5.0% per annum. All outstanding principal, plus accrued and unpaid interest is due and payable on April 13, 2007 (the maturity date of the note).

8. Minority Interest

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

9. Economic Dependency

The Company will be dependent on the Advisor or its affiliates for certain services that are essential to the Company, including asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find alternative service providers.

10. Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

11. Registration

On November 7, 2005, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-11, to register for sale a minimum of 5 million shares and a maximum of 25 million shares of its common stock. The Registration Statement was declared effective on April 13, 2006.

12. Subsequent Events

As of October 19, 2006, the Company received subscriptions for an additional 65,684 shares of common stock and received additional funds totaling $656,836 in connection with its initial public offering. These funds are held in escrow.

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

     Landwin, L.P. (hereinafter Landwin OP) was formed on October 25, 2005 to acquire, own and operate properties on our behalf. It is intended that Landwin OP will hold substantially all of our assets, directly or indirectly, and conduct all of our required operations. Accordingly, it will allow us to operate as what is generally referred to as an umbrella partnership real estate investment trust, or UPREIT, which is a structure generally utilized to provide for the acquisition of real estate from owners who desire to defer taxable gain otherwise required to be recognized by them upon the disposition of their properties.

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

     We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2007, thereby generally avoiding U.S. federal income taxes on our taxable income that we distribute currently to our stockholders.

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

     We do not have employees. We entered into an agreement with the Advisor on April 13, 2006. Pursuant to this agreement, the Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. We pay the Advisor fees for services provided pursuant to the advisory agreement, and we will reimburse the Advisor for certain expenses incurred on our behalf. Through September 30, 2006, the Advisor has advanced approximately $658,167 on our behalf for our organization and other offering costs, which consist of components such as actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus).

     We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to or incorporated by reference in this Form 10-QSB. Inflation did not have a material effect on our operations in the third fiscal three months of 2006 covered by this quarterly report.

Recent Developments

     In July 2006, we elected additional officers. Marshall Reddick was elected to the office of Chief Executive of our Residential Division, with responsibility for executive management of the Residential Division. Tom Casault elected to the office of Executive Vice President of the Residential Division, with responsibility for operations management of the Residential Division. Greg Retzer was elected to the office of Vice President of Marketing of our Residential with responsibility for Northern California. Tom Martinson was elected to the office of Vice President of Marketing Residential Division, with responsibility for Southern California.

Contractual Obligations

     Other than the aforementioned advisory agreement, as of September 30, 2006, we had no material contractual obligations requiring disclosure under this item.

Off Balance Sheet Arrangements

     As of September 30, 2006 we received subscriptions for 159,815 shares of our common stock pursuant to a public offering for approximate gross proceeds of $1,598,150. As of October 19, 2006, we received subscriptions for an additional 65,684 shares of our common stock for gross proceeds of $656,836. Because we have not received subscriptions for the minimum offering amount, the aggregate proceeds, amounting to $2,254,993 plus any accrued interest, is being held on deposit in an escrow account with Wells Fargo Bank

     As of September 30, 2006, our Advisor has incurred $658,167 of organization and offering expenses on our behalf.. If we do not raise at least $50 million in our initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by us, unless the offering is extended.

Critical Accounting Policies

     Management’s Discussion and Analysis Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of these accounting policies requires our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed below to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See "Note 2 – Summary of Significant Accounting Policies" to our financial statements for a more complete description of these policies.

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

     For our taxable year ending December 31, 2007, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes.

Results of Operations

     As of the date of this quarterly report we have engaged only in organizational and offering activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the three and nine-month periods ended September 30, 2006. In second quarter 2006, we recorded a one-time operating expense charge amounting to $5 million, pursuant to an agreement originally entered into with our Advisor, for work related to our formation through the effective date of our Registration Statement (April 13, 2006). Such work included the hiring of lawyers and accountants, assistance in drafting the Registration Statement and developing our business plan and does not include participation in the offering or selling of our securities. In connection with this expense item, we issued one promissory note each to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2,500,000. In addition, pursuant to the issuance of the aforementioned promissory notes, we recorded accrued interest of $116,439 for the period covering the issuance of the promissory note through September 30, 2006.

     We had a net loss of $63,014 and $5,116,439 for the three and nine-month periods ended September 30, 2006, respectively. As we were formed in October of 2005, there are no meaningful comparisons to prior periods disclosed in this discussion of results of operations. Operating results in future periods will be a function of the results of the operation of the real estate properties and real estate related investments that we may acquire. For the three and nine-month periods ended September 30, 2006, we engaged only in activities related to our public offering. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. If we do not raise at least $50 million in our initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by us. As of September 30, 2006, the Advisor has incurred $658,167 of organization and offering expenses on our behalf.

Liquidity and Capital Resources

     As of September 30, 2006, we have issued 20,000 shares of common stock and received subscriptions for an additional 159,815 shares of common stock for a total gross proceeds of $1,798,150. The subscriptions were received in connection with our public offering of securities pursuant to our Registration Statement. We also received $2,000 related to the issuance of a 1% general partnership interest. At September 30, 2006 we had $202,000 on deposit at our bank and $1,598,150 plus accrued interest on deposit in an escrow account with Wells Fargo Bank in accordance with the terms of our public offering.

     At September 30, 2006 and December 31, 2005, we had total assets of $202,000. At September 30, 2006, we had a total stockholder’s deficit of $4,916,439. At December 31, 2005 we had a total stockholder’s equity of $202,000. At September 30, 2006 we had a working capital deficit of $4,914,439. At December 31, 2005, we had working capital of $202,000. The decline in stockholder’s equity and working capital for the nine months ended September 30, 2006 is the result of the recording of a $5 million formation fee expense in second quarter 2006 and the accrual of interest from April 13, 2006 in connection with the issuance of promissory notes related to the aforementioned formation fee expense. Total interest expense accrued from inception of the promissory note for the nine-month period ended September 30, 2006 amounted to $116,439.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 13, 2006, our Registration Statement on Form S-11 (File No. 333-129534), registering a public offering (“Offering”) of up to 25,000,000 shares of common stock for $10 per share (exclusive of 1,375,000 shares reserved for issuance pursuant to our 2006 Equity Incentive Plan) was declared effective under the Securities Act of 1933. The Offering commenced on April 13, 2006. The Offering is a “best efforts” offering and as of the date of the filing of this quarterly report, the Offering is continuing. Through September 30, 2006, we received subscriptions for 159,815 shares of common stock for gross proceeds of $1,598.150. Subsequent to September 30, 2006, we received subscriptions for an additional 65,684 common shares for gross proceeds of $656,836 as of October 19, 2006.

     From formation through September 30, 2006, we have incurred offering expenses of $658,167. We have not incurred any underwriting discounts or finders fees. The expenses were paid by our Advisor on our behalf, and are reimbursable to the Advisor only upon our reaching the minimum offering amount of $50 million on or before the one-year anniversary of the commencement of the offering, unless the offering is extended. Because we have not received subscriptions for the minimum offering amount, the aforementioned proceeds are being held in an escrow account at Wells Fargo Bank.

     During the period covered by this quarterly report on Form 10-QSB, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the third quarter of 2006 (the three month period ended September 30, 2006).

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

Landwin REIT, Inc.

Date: November 7, 2006	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: November 7, 2006	By:	/s/ SÉAN DENNISON
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