Form 10KSB
period 2006-12-31
Landwin REIT Inc
filed 2007-04-16
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[Mark One]

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 333-129534

LANDWIN REIT, INC.
(Exact name small business issuer as specified in its charter)

Maryland	20-3651786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17200 Ventura Blvd, Suite 206, Encino, CA 91316
(Address of principal executive offices) (Zip code)

(818) 783-4343
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]  No [X]

State Issuer’s revenues for its most recent year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 10, 2007, no shares of common stock of the
Registrant were held by non-affiliates.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Registrant has issued 20,000 shares of common stock, all of which were held by an affiliate of the Registrant.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes  [   ]  No [X]

PART I

          As used herein, the terms “the Company,” “we,” “our” and “us” refer to Landwin REIT, Inc., a Maryland corporation, and as required by context, Landwin, LLC, its wholly owned subsidiary.

Note to Forward Looking Statements

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

Item 1. Description of Business

Corporate Structure

          We were formed on October 19, 2005 to be an externally managed blind pool real estate investment trust (REIT). On October 25, 2005 we formed Landwin, LLC as a wholly owned subsidiary.

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

          On April 13, 2006, our Registration Statement on Form S-11, registering a public offering of up to 25,000,000 shares of common stock for $10 per share was declared effective. The offering was a “best efforts” offering and commenced on April 13, 2006. Through December 31, 2006, we received subscriptions for approximately 903,408 shares of common stock for gross proceeds of $9,034,080. Such proceeds were held in an interest bearing escrow account at Wells Fargo Bank pending our receiving subscriptions totaling the minimum offering amount of $50 million on or before the one-year anniversary of the commencement of the offering.

          On February 1, 2007, our board of directors determined that it is in our best interest to modify the terms of the offering. We returned all subscription proceeds received through February 1, 2007 to our investors along with any interest earned from the escrow bank account. We are not currently offering our shares.

          We have decided to extend the offering period for one year, through April 13, 2008. We are currently contemplating changes to the structure of the offering, including changing the minimum offering amount. Any such changes have not been finalized. We are not certain of the structure of our offering, whether we will be able to raise the minimum offering amount, or when we will begin to offer our shares again. We may not sell the minimum offering amount and therefore we may never have any operations.

          We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable period ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.

Advisory Agreement

          In 2006, we entered into an advisory agreement with our Advisor. The advisory agreement became effective on April 13, 2006 (the date the registration statement for Landwin REIT’s initial public offering was declared effective). Pursuant to this agreement, the Advisor is entitled to specified fees for certain services, including, among other services, the investment of capital proceeds and management of day-to-day operations. Through December 31, 2006 and March 31, 2007, the Advisor has advanced and/or accrued expenses approximating $778,806 and $861,675, respectively, on our behalf in connection with our organization and other offering costs, which consist of components such as actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus).

          The Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. The offering document originally specified that if Landwin REIT does not raise at least $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by us, unless the offering is extended. On April 13, 2007, we elected to extend the offering date for an additional year through April 13, 2008.

          Terms of the advisory agreement are more fully disclosed in our Registration Statement, and any amendments thereto, filed with the Securities and Exchange Commission.

General Business

          Should our offering be fully subscribed to the minimum level ultimately determined by our board of directors, we intend to invest in real estate properties and real estate related investments including, but not limited to, retail shopping centers and malls; office buildings; industrial properties; multi-family apartments; development joint venture; and mortgage loans. We intend to invest in a portfolio of real estate and real estate related investments, focusing both on investments that produce current income and on investments with a potential for capital appreciation. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate through other real estate related investments. We are not limited as to the geographic area where we may conduct our operations, and expect to make such investments either domestically or internationally. The number of different properties or other investments we will acquire will be affected by numerous factors, including the amount of funds available to us.

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

Investment Objectives

          Our investment objectives include the following, which may not change except upon the approval of stockholders holding a majority of our outstanding shares.

  to preserve, protect and return your capital contribution;

  to pay regular cash dividends;

  to realize growth in the value of our properties upon our ultimate sale of such properties; and

  to provide stockholders with liquidity for their investment by listing the shares on a national securities exchange or the NASDAQ National Market by December 31, 2013, or, if our shares are not listed prior to that date, by selling our real estate and real estate related investments and distributing the cash to stockholders.

Acquisition and Investment Policies

          For each of our investments, regardless of product type, Landwin Advisors will seek to invest in properties with the following attributes:

Quality - we will seek to acquire properties that are suitable for our intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted capital improvements.

Location - we will seek to acquire properties that are located in established markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. We also will consider the proximity of a potential investment to our other investments.

Market; Supply and Demand - we will focus on local or regional markets which have potential for stable and growing property level cash flow over the long-term. These determinations will be based in part on an evaluation of market economic, demographic and regulatory factors affecting the property. For instance, we will favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land or stringent zoning restrictions. In addition, we will generally seek to limit our investments in areas that have limited potential for demand growth and no barriers to new construction.

Predictable Capital Needs - we will seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would allow us to meet our objectives of preservation of capital and stability and growth in cash flow.

Cash Flow - we will seek to acquire properties where the current and projected cash flow, including the potential for appreciation in value, would allow us to meet our overall investment objectives. We will evaluate cash flow relative to expected growth and appreciation.

Economic Dependence

          We are dependent upon the net proceeds to be received from the offering to initially conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

          Our future results of operations will depend on the availability of suitable opportunities for investment and the comparative yields available from time to time on real estate and other investments, as well as market conditions affecting leasing and sale of real estate in the areas in which the Trust's investments are located. These factors, in turn, are influenced to a large extent by the type of investment involved, financing available for real estate investment, the nature and geographic location of the property, competition and other factors, none of which can be predicted with certainty.

Competition

          We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships and foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties could result in increased demand for these assets and therefore increased prices paid for them.

Significant Tenants

          As of March 31, 2007, we have not purchased any properties. Accordingly, we have no tenants.

Employees

          We have no employees and our executive officers are not compensated by us for their services to the company. Some of our executive officers are presently investors in our Advisor.

Environmental Regulation

          As an ultimate owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Compliance with such existing laws is not expected to have a material adverse effect on our financial condition or results of operations in the future. We intend to be cognizant of and take into account such regulation in its selection process of property acquisition. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Available Information

          Stockholders may request copies of our periodic filings with the SEC directly from the company marked to the attention of the Corporate Secretary at our corporate headquarters. Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The SEC also maintains an Internet website at www.sec.gov that contains our reports, and other information regarding our company that we file electronically with the SEC from time to time.

Risk Factors

          You should carefully consider the following risk factors in conjunction with the other information in this Form 10-KSB. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the value of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this Form 10-KSB are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. We believe we have included disclosure concerning all material risks.

          Certain of the risk factors included in our Registration Statement on Form S-11, as amended were deleted from the risk factors set forth below because they are specific to investors purchasing shares in our public offering. The following description includes any material changes to and supersedes the description of the risk factors previously disclosed in our Registration Statement on Form S-11, as amended.

Risks Related to Our Ongoing Public Offering

We may not complete our public offering, and we have not finalized the terms of the offering. We may never have any operations.

On April 13, 2006, our Registration Statement on Form S-11, registering a public offering of up to 25,000,000 shares of common stock for $10 per share was declared effective. The offering was a “best efforts” offering and commenced on April 13, 2006. Through December 31, 2006, we received subscriptions for approximately 903,408 shares of common stock for gross proceeds of $9,034,080. Such proceeds were held in an interest bearing escrow account at Wells Fargo Bank pending our receiving subscriptions totaling the minimum offering amount on or before the one-year anniversary of the commencement of the offering.

          On February 1, 2007, our board of directors determined that it is in our best interest to reduce the minimum offering amount. We returned all subscription proceeds amounting to $12,424,405, inclusive of earned interest, to our investors from the escrow bank account. We are not currently offering our shares.

          We have decided to extend the offering period for one year, through April 13, 2008. In addition to changing the minimum offering amount, we are currently contemplating other changes to the structure of the offering. Any such changes have not been finalized. We are not certain of the structure of our offering, whether we will be able to raise the minimum offering amount, or when we will begin to offer our shares again. We may not sell the minimum offering amount and therefore we may never have any operations.

          Even if we raise the minimum offering amount, the fewer the funds we raise, the less diversified will be our portfolio of investments, and our fixed operating expenses, as a percentage of gross income would be higher, and we would not achieve the benefits associated with a larger real estate portfolio.

We cannot assure you of our ability to make the distributions to our stockholders required in order for us to qualify as a REIT in the future.

          We intend to make regular distributions to our stockholders equal to at least 90% of our annual REIT taxable income. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum distribution payment level and our ability to make distributions might be harmed by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future or we may pay distributions that represent a return of capital. For the purpose of determining taxable income, we may be required to accrue items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items that actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of funds available to distribute to our stockholders. If that occurs, distributions we pay to you may represent a return of capital. We may have to borrow funds or liquidate some of our assets to make sufficient distributions and maintain our status as a REIT. Such borrowings will have the effect of decreasing amounts available for future distributions.

Distribution payments are subordinate to payments on debt.

          Distributions to our stockholders are subordinate to the payment of our debts and obligations. If we have insufficient funds to pay our debts and obligations, distributions to stockholders will be suspended pending the payment of such debts and obligations.

The risk that we will not be able to accomplish our business objectives will increase if only the minimum number of shares are purchased in our initial public offering.

          Our common stock is being offered directly by us and we have not engaged an underwriter, broker-dealer or other person to purchase or sell any of our common stock. As a recently formed entity, we have no experience with public offerings and may not be able to solicit sufficient investors to sell the maximum number of shares we are offering. We are subject to the risk that all of the shares of our common stock may not be sold. If we are only able to sell the minimum offering amount, we expect that we will only be able to make a minimal number of investments, the actual number of which cannot be determined because the amount of each investment will depend on a number of factors. As a result, we would have less diversification in terms of the number and types of investments we own and the geographic regions in which our investments are located. If our investments are not diversified, our operations and ability to pay distributions would be dependent on the success of a small number of investments. Therefore, if we are only able to sell a small number of shares in our initial public offering, we may lack a diversified portfolio of investments, and our fixed operating expenses such as general and administrative expenses (as a percentage of gross income) would be higher and we would not achieve the benefits associated with a large, real estate portfolio.

The operating partnership agreement contains provisions that may discourage a third party from acquiring us.

          A limited partner in Landwin OP has the option to exchange his or her limited partnership units for cash or, at our option, shares of our common stock. Those exchange rights are generally not exercisable until the limited partner has held those limited partnership units for more than one year. However, if we or the operating partnership propose to engage in any merger, consolidation or other combination with or into another person or a sale of all or substantially all of our assets, or a liquidation, or any reclassification, recapitalization or change of common and preferred stock into which a limited partnership common unit may be exchanged, each holder of a limited partnership unit will have the right to exchange the partnership unit into cash or, at our option, shares of common stock, prior to the stockholder vote on the transaction. As a result, limited partnership unit holders who timely exchange their units prior to the record date for the stockholder vote on any transaction will be entitled to vote their shares of common stock with respect to the transaction. The additional shares that might be outstanding as a result of these exchanges of limited partnership units may deter an acquisition proposal.

Certain provisions of Maryland law and our articles of incorporation and bylaws could hinder, delay or prevent a change in control.

          Certain provisions of Maryland law, our articles of incorporation and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. Those provisions may also have the effect of limiting your opportunity to receive a premium for your stock. These provisions include the following:

  Election of Directors. We have a five person, five class board of directors. This means that only one of our directors is re-elected annually.

  Removal of Directors. Under our articles of incorporation, subject to the rights of one or more series of preferred stock to elect one or more directors, a director may be removed only for cause with the affirmative vote of a majority of all votes entitled to be cast by our stockholders generally in the election of directors.

  Number of Directors, Board Vacancies, Term of Office. Under our articles of incorporation, we have elected to be subject to certain provisions of Maryland law which vest in our board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the articles of incorporation or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified.

  Limitation on Stockholder-Requested Special Meetings. Our articles of incorporation and bylaws provide that our stockholders have the right to call a special meeting only upon the written request of stockholders entitled to cast not less than 10% of all the votes entitled to be cast by the stockholders at such meeting.

  Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

  Preferred Stock. Under our articles of incorporation, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

  Ownership Limit. In order to preserve our status as a REIT under the Internal Revenue Code, and for other reasons, our articles of incorporation generally prohibit any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% of any class or series of our outstanding common or preferred stock unless our board of directors waives or modifies this ownership limit.

Risks Related to Our Business and Operations

          As of the date of this report, we have neither acquired nor contracted to acquire any real estate or real estate related investments. We have returned all subscribers’ funds that we were holding in escrow, and are not currently offering our shares. We are not sure when our public offering will resume.

We are a recently formed REIT, and as such, we have no prior operating history and might not be able to operate our business or implement our operating policies and strategies successfully.

          We were formed on October 19, 2005, and have not conducted any operations to date. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsors, Sylvia, Inc. and/or SmithDennison Capital, LLC, to predict our future results. The results of our operations depend on many factors, including the availability of opportunities for the acquisition of real estate or real estate related investments, the level and volatility of interest rates, readily accessible short- and medium-term funding alternatives in the financial markets and general economic conditions. Moreover, delays in investing our net proceeds of our initial public offering may cause our performance to be weaker than other fully invested REITs pursuing comparable investment strategies. Furthermore, we face the risk that we might not successfully operate our business or implement our operating policies and strategies as described herein and in our Registration Statement on Form S-11.

          Our management team has never managed an entity organized and operating as a REIT. Accordingly, we might not be able to successfully implement our operating and investment policies.

We intend to rely solely on bank lines of credit to fund a portion of our acquisitions; however, we do not currently have a commitment from any financial institution to provide us with a line of credit.

          We intend to fund a portion of our acquisitions solely with funds that we will borrow under lines of credit from financial institutions. However, as of the date of this report, we do not have any commitment from any financial institution to provide us with a line of credit. If we are not able to establish a line of credit, we may be unable to acquire as many assets as we otherwise would.

We do not have any limitations in our articles of incorporation on the types of investments we may make. Therefore, our investments may not be among the various types of investments we are targeting. Any lack of diversity in our investments could increase the impact of defaults on our results of operations.

          Our Advisor will have discretion to allocate our assets among real estate and real estate related investments in whatever percentages it determines is in our best interests. Our assets may be concentrated in one of these types of investments. If our assets are not diversified among the categories of investments in which we intend to invest, we may be subject to an increased risk of default if the category in which our assets are concentrated experiences disproportionate economic losses.

          Our performance is also linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

We will rely on information provided to us by third parties, which we cannot always verify in making our investment decisions. If any of these third parties makes an error or misrepresents information to us, we may make investments in assets that do not meet our standard investment criteria.

          Our decisions about which investments to fund depends on several factors, such as the third party appraisal of the property involved and our analysis of the financial position of the borrower (in the case of a mortgage loan). If the appraiser makes an error in the appraisal, or the borrower or its accountant makes an error or a misrepresentation in the information provided to us, we will make our decision based on faulty information, which may lead us to invest in an asset which is not within our standard investment criteria. If such a mistake or misrepresentation leads us to make a higher-risk investment than our typical investment, we may suffer an increased risk of loss on the investment.

Interest rate fluctuations may adversely affect the value of our assets.

          Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks including the risk of a mismatch between our asset yields and the interest rates on our borrowings, which could reduce the value of our assets and our ability to incur additional indebtedness.

We might experience reduced net interest income or a loss from holding fixed rate investments during periods of rising interest rates.

          During periods of rising interest rates, our costs associated with borrowings used to fund the investment in mortgage loans are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the loans in which we invest and our borrowings used to make such investments, which would reduce our net interest income and could cause us to suffer a loss.

          If we acquire or originate mortgage loans, increases in the general level of interest rates can cause the fair market value of our fixed-rate mortgage loans to decline. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders' equity without immediately affecting current earnings. In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices, which may cause us to experience losses.

          Possible market developments, including a sharp or prolonged rise in interest rates or increasing market concern about the value or liquidity of one or more types of the mortgages in which we will invest, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at disadvantageous prices, thereby harming our operating results. If we sell assets at prices lower than the carrying value of the assets, we would experience losses.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our stock.

          Our board of directors has the authority to modify or waive certain of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might cause harm to us.

Competition might prevent us from acquiring investments at favorable prices which would harm our results of operations.

          We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, pension funds, other REITs, real estate limited partnerships, foreign investors, many of which have greater resources than we do. Many of these entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. As such, competition with third parties could result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

We depend on our key non-employee executive personnel, especially Martin Landis and Seán Dennison, and the loss of any of our key personnel could severely and detrimentally affect our operations.

          We depend on the diligence, experience and skill of our non-employee executive officers and the people working on behalf of our Advisor for the selection, acquisition, structuring and monitoring of our investments and associated borrowings. In particular, we are dependent on entities affiliated with Messrs. Landis and Dennison to perform the Advisor's duties and if they are unable to do so, our results of operations will be negatively impacted.

Messrs. Landis and Dennison will co-manage our Advisor. In addition, Mr. Landis will be performing the duties of our Chairman of the Board and Chief Executive Officer, and Mr. Dennison will be performing the duties of our Vice Chairman of the Board and President. Messrs. Landis and Dennison founded us and our Advisor, and their continued service is critical to our overall operations and strategic direction. If Messrs. Landis and/or Dennison are unable to perform our Advisor's duties, we may not be able to identify the same quantity or quality of investments which they may be able to provide to us. In addition, the relationships that Messrs. Landis and Dennison have developed with existing and prospective real estate developers, lenders, investors and other industry contacts are critically important to our business. We have not entered into employment agreements with our executive officers Messrs. Landis and Dennison are our non-employee executive officers, and receive no direct executive officer compensation from us. We do not currently employ any personnel dedicated solely to our business, and our non-employee executive officers may engage in certain limited competitive activities. The loss of any key person could harm our business, financial condition, cash flow and results of operations.

We may structure acquisitions of property in exchange for limited partnership units in Landwin OP on terms that could limit our liquidity or our flexibility.

          We may acquire properties by issuing limited partnership units in Landwin OP in exchange for a property owner contributing property to Landwin OP. If we enter into such transactions, in order to induce the contributors of such properties to accept units in Landwin OP, rather than cash in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, Landwin OP's partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for common shares, or, at our option, cash equal to the value of an equivalent number of our shares. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor's units for common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or to make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in Landwin OP did not provide the contributor with a defined return, then upon redemption of the contributor's units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to Landwin OP, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor's units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Your investment would be subject to additional risks if we enter into such transactions with entities managed by affiliates of the managers or members of our Advisor, Landwin Advisors. See "—Risks Related To Our Advisor—We may acquire assets from, or dispose of assets to, entities managed by the managers or members of Landwin Advisors or their respective affiliates, which could result in our entering into transactions on less favorable terms than we could have received from a third party or that affect the public's perception of us.

Risks Related To Investments In Real Estate

Some or all of our properties may incur vacancies, which may result in reduced revenue and resale value, a reduction in cash available for distribution and a diminished return on your investment.

          Some or all of our properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.

          The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to stockholders. If the property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.

Our real estate investments may include special use and single tenant properties that may be difficult to sell or release upon tenant defaults or early lease terminations.

          We intend to focus a portion of our investments on commercial and industrial properties, which may include manufacturing facilities, special use storage or warehouse facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to respond quickly to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it quickly, if at all, or we may sell the property at a loss. These and other limitations may affect our ability to sell or re-lease properties and decrease returns to our stockholders.

Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions to our stockholders could be lower than if we did not enter into long-term leases.

          We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into in long-term leases.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and decrease your return on investment.

          When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay dividends to our stockholders.

Uninsured losses relating to real estate may impair the value of our assets and reduce your returns.

          Landwin Advisors will attempt to ensure that all of our properties are adequately insured to cover certain casualty losses; however, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property if it is damaged or destroyed. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

          We may invest a portion of the proceeds available for investment in the acquisition of properties for development and in the development of such properties. For those properties, we will be subject to risks relating to uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities and/or community groups and our ability to control construction costs or to build in conformity with plans, specifications and timetables. Performance may also be affected or delayed by conditions beyond our control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when determining a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer. In addition, we may invest in unimproved real estate. Returns from development of unimproved properties are also subject to risks and uncertainties associated with obtaining development permits and environmental and other concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real estate.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.

          We intend to hold our various real estate and other real estate related investments until such time as Landwin Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives. Landwin Advisors, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not list the shares by December 31, 2013. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.

The bankruptcy or insolvency of a major commercial tenant would adversely impact us.

          Any or all of our commercial tenants, or a guarantor of a commercial tenant's lease obligations, could be subject to a bankruptcy proceeding. The bankruptcy or insolvency of a significant commercial tenant or a number of smaller commercial tenants would have an adverse impact on our income and our ability to pay dividends because a tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to you.

          Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will continue our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore this claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. While the bankruptcy of any tenant and the rejection of its lease may provide us with an opportunity to lease the vacant space to another more desirable tenant on better terms, there can be no assurance that we would be able to do so. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

The terms of new leases may adversely impact our income.

          Even if the tenants of our properties do renew their leases or we relet the units to new tenants, the terms of renewal or reletting may be less favorable than current lease terms. If the lease rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. As noted above, certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income. However, we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

A property that incurs a vacancy could be difficult to re-lease.

          A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. If we terminate any lease following a default by a lessee, we will have to re-lease the affected property in order to maintain our qualification as a REIT. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against, and collecting rents (and, in some cases, real estate taxes and insurance costs) due from, a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce cash available to make distributions to our stockholders.

          In many cases, tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell such merchandise or provide such services. When re-leasing space after a vacancy is necessary, these provisions may limit the number and types of prospective tenants for the vacant space.

          We also may have to incur substantial expenditures in connection with any re-leasing. A number of our properties may be specifically suited to the particular needs of our tenants. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, particularly if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. As noted above, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. The failure to re-lease or to re-lease on satisfactory terms could result in a reduction of our income, funds from operations and cash available for distributions and thus affect the amount of distributions to you. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. However, we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations.

We may incur liabilities in connection with properties we acquire.

          Our anticipated acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include:

  liabilities for clean-up of undisclosed environmental contamination;

  claims by tenants, vendors or other persons dealing with the former owners of the properties;

  liabilities incurred in the ordinary course of business; and

  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may acquire properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

          We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called "lock-out" provisions that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Lock-out provisions may restrict sales or refinancings for a certain period in order to comply with the applicable government regulations. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to you. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to stockholders.

          Because we intend to own and operate real estate and make other real estate related investments, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to you. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Risks Associated With Debt Financing

We expect to incur mortgage and other indebtedness, which may increase our business risks and impair our ability to make distributions to our stockholders.

          After we resume our public offering, close on the minimum offering amount, and become operational, we expect to make investments with both proceeds from our initial public offering and debt. In addition, we may incur mortgage debt by obtaining loans secured by some or all of our real estate. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

          We may incur mortgage debt on a particular real property if we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if cash flow from the property is insufficient to service the mortgage debt, we would be required to use cash flow from other sources, if any is available, to service the mortgage debt and to avoid the mortgage lender foreclosing on the property subject to the loan. Thus, incurring mortgage debt increases our risks since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, we may have less cash available for distributions to our stockholders.

Our leverage strategy increases the risks of our operations, which could reduce our net income and the amount available for distributions or cause us to suffer a loss.

          We expect to borrow funds to make investments. We will incur this indebtedness by borrowing against a substantial portion of the market value of our assets. Our total indebtedness, however, is limited at 300% of our adjusted net worth by our articles of incorporation and will depend on our and our prospective lender's estimate of the stability of our portfolio's cash flow. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at disadvantageous prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example:

  A majority of our borrowings are expected to be secured by our investments. A decline in the market value of the assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the assets, we would experience losses.

  A default under a mortgage loan that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage loan, including any cross-collateralized assets. This would result in a loss to us of the difference between the value of the mortgage loan upon liquidation and the amount borrowed against the mortgage loan.

  To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and would decrease our overall profitability and distributions to our stockholders.

  If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

          If mortgage debt is unavailable at reasonable rates, we may not be able to finance properties we wish to acquire, even if such acquisition would otherwise be in our best interests, which could reduce the number of properties we can acquire. In addition, once we have placed mortgage debt on properties, we run the risk of being unable to refinance the entire outstanding loan balance when the loans come due, or of being unable to refinance any amount on favorable terms. In addition, if interest rates are higher when properties require refinancing, we may not be able to refinance the entire outstanding loan balance or our debt service may be higher if we do refinance the loan balance, either of which could reduce our income from those properties and reduce cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

          In connection with obtaining debt financing, a lender could impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace our executive officers, to replace Landwin Advisors as our Advisor or to impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Fluctuations in interest rates could increase our expenses, require us to sell investments or make it more difficult to make attractive investments.

          We expect that a portion of our indebtedness may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest expense, which could have a material adverse effect on our operating cash flow and our ability to pay dividends to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we would be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Further, increases in interest rates may make investments in other entities more attractive than an investment in us. Conversely, decreases in interest rates may cause the price of real estate and real estate related investments to increase, thus making it more difficult for us to make otherwise attractive investments. Any of these circumstances could reduce our profitability and our ability to pay dividends to our stockholders.

If we enter into financing arrangements involving balloon payment obligations, the repayment of the balloon payments may require us to enter into unfavorable refinancings or to divert funds from other sources, which would reduce dividends paid.

          Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could require us to incur debt on unfavorable terms or divert funds from other sources to make the balloon payment. As a result, financing arrangements with balloon payments could result in increased costs and reduce our liquidity. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

Some of our mortgage loans may have "due on sale" provisions.

          In purchasing properties subject to financing, we may obtain financing with "due-on-sale" and/or "due-on-encumbrance" clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

          We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Risks Associated With Real Estate Related Investments

          We may make or acquire first mortgages, second mortgages, short term loans or mezzanine loans, which we refer to collectively as mortgage loans, secured directly or indirectly by the same types of properties we may acquire directly. We also may make preferred equity investments in partnerships or limited liability companies that own the same types of properties that we may acquire directly. In this report, we refer to these investments as real estate related investments. We will be subject to risks associated with these real estate related investments, including the material risks discussed below.

Our real estate related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.

          If we make real estate related investments, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate described above under the heading " — Risks Related to Investments in Real Estate." We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our returns on mortgage loans may be reduced by interest rate fluctuations.

          If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return lower than then-current market rates. Also, if interest rates decrease and mortgage loans are prepaid without adequate penalty, we may not be able to make new loans or other real estate related investments at the previously higher interest rates.

Delays in liquidating defaulted real estate related investments could reduce our investment returns.

          If there are defaults under our real estate related investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, if there are defaults under mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage loans may be limited by regulations.

          The mortgage loans may also be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, which may increase our costs associated with making or acquiring mortgage loans and thereby reduce our returns. In addition, we may determine not to make mortgage loans in certain jurisdictions based on state or local regulation, which may limit our ability to make or acquire mortgage loans that we otherwise believe to be attractive investments.

Foreclosures create additional risks, as we would be subject to all of the risks of owning the property on which we foreclose.

          If we are required to foreclose on the real estate securing our loans because of a default by the borrower in the payment of its indebtedness, we bear the risk of being unable to dispose of our collateral at advantageous times and prices or in a timely manner because real estate assets generally experience periods of illiquidity. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. If we are unable to sell our collateral at opportune times, our capital available to acquire new investments will be reduced and our ability to generate interest revenue will be limited.

Defaults on the mortgage loans we expect to fund or acquire may reduce the value of our investment portfolio and may harm our results of operations.

          We intend to invest in uninsured and non-investment grade mortgage loans as part of our investment strategy. In order to grow our business, we may also invest in loans to borrowers who have a high risk of not being able to repay their obligations on a timely basis. While holding these loans, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under mortgage loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent we are unable to sell or refinance the underlying property providing for mortgage collateral for an amount equal to the amount of the unpaid obligation. In addition, our attempts to foreclose on the underlying property are often subject to the legal impediments, including borrower bankruptcies, which could substantially delay our ability to sell the property. Delays in the sale of property could affect the price we ultimately receive and during that period we may not be receiving any revenue from the property or the related mortgage loan. The longer we are required to hold the property, the greater the impact on our revenues. To the extent we suffer substantial losses with respect to our investments in mortgage loans, the value of our company and the price of our common stock may decline significantly.

Some of our investments may be balloon mortgage loans, which have a higher risk of payment default than amortizing loans, thereby increasing the risk to our revenues.

          Balloon payment loans, which typically provide for the repayment of all or substantially all of the principal at the maturity of the loan, are riskier than amortizing loans because the borrower's repayment frequently depends on its ability to refinance the loan or sell the property at the maturity of the loan. We expect that balloon mortgage loans will comprise a portion of our investment portfolio. If the borrowers are unable to refinance the loan or sell the property when the balloon payment is due, our revenues will decrease.

We may invest in sub-prime, or non-investment grade, loans, which have a high risk of payment default, thereby increasing the risk to our revenues.

          Some of the loans in which we may invest will be sub-prime loans made to borrowers with limited credit histories and are riskier than investment-grade loans because there is an increased possibility that the borrower will not be able to repay the principal at maturity. If the borrowers are unable to repay the loan at maturity, our revenues will decrease.

We expect that some of the loans invested in by us will be subordinated loans on real estate, which are subject to higher risks.

          We may acquire loans secured by commercial properties, including loans that are subordinate to first liens on the underlying commercial real estate. Subordinated, or second lien, mortgage loans are subject to greater risks of loss than first lien mortgage loans because all payments on these loans are subject to the prior payment of the senior loan. There is no limitation on our investments in subordinated loans. An overall decline in the real estate market could reduce the value of the real property securing such loans such that the aggregate outstanding balances of the second-lien loan and the more senior loan on the real property exceed the value of the real property. In that case, if the property were liquidated the borrower would not receive sufficient proceeds to pay the second-lien loan in full.

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets.

          The mortgage loans in which we invest will be secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets.

We have not established final underwriting criteria we will use to acquire or make mortgage loans, therefore, we cannot describe for you the characteristics of the loans and borrowers that could become part of our portfolio.

          If and when we decide to enter the business of making or acquiring mortgage loans, our management team will establish final underwriting criteria for the mortgage loans. The underwriting criteria will be subject to board of director approval. We expect that the criteria we will use in evaluating mortgage loans will be similar to the criteria we use to evaluate real estate that we will acquire. For example, the primary three factors that we use to evaluate real estate are the quality of the location of the real estate, the site plan of the property, including the location of the entrance, exit and parking, and the creditworthiness of the tenant. The establishment of underwriting criteria is not subject to stockholder approval.

Risks Associated with Joint Ventures

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and our results of operations.

          In connection with the purchase of real estate or the making of real estate related investments, we may enter into joint ventures with affiliated or unaffiliated partners. In addition, we may also purchase or develop properties in co-tenancies and other co-ownership arrangements with affiliates of the managers or members of Landwin Advisors, the sellers of the properties, developers or similar persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. These joint venture partners or co-tenants may have rights to take some actions over which we have no control and may take actions contrary to our interests. For example, joint ownership of an investment, under certain circumstances, may involve risks not associated with direct ownership of such investment, including the following:

  a partner or co-investor might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

  such partners or co-investors may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

  we may incur liabilities as the result of actions taken by joint venture partners in which we had no direct involvement; and

  such partners or co-investors may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives or fail to take actions as we instruct, or in accordance with our policies and objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

          If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a co-

venturer subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. Finally, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our co-venturer or partner.

We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flow or appreciation of an investment.

          We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flow up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flow than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flow, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make cash distributions to our stockholders.

Retail Industry Risks

          Although we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations, some of the properties that we intend to own and operate may consist of retail properties. Our retail properties will be subject to the various risks discussed above. In addition, they will be subject to the risks discussed below.

Retail conditions may adversely affect our income.

          A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

          Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases, which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue, which we may derive from percentage rent leases, could decline upon a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

          In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions may also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability and the return on your investment.

          Any future retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues, discount shopping clubs, internet and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Residential Industry Risks

          Although we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations, some of the properties that we intend to own and operate may consist of residential properties. Our residential properties will be subject to the various risks discussed above. In addition, they will be subject to the risks discussed below.

The short-term nature of our residential leases may adversely impact our income.

          If our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Because substantially all of our residential leases will be for apartments, they will generally be for terms of no more than one or two years. If we are unable to promptly renew the leases or relet the units our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire.

          As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Risks Related to Our Advisor

Our Advisor is a recently formed Delaware limited liability corporation and as such, has not conducted any operations prior to becoming our Advisor and has not managed an entity organized and operating as a REIT. We cannot assure you that our Advisor will be able to successfully manage our business as a REIT, which may reduce our net income.

          Our Advisor has not conducted any operations prior to becoming our Advisor, has not previously managed a REIT and does not have any experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

Our advisory agreement was not the result of arm's length negotiation and as a result, we may have terms less favorable to us than those we may have obtained in an arm's length negotiation.

          Our advisory agreement was not the result of arm's length negotiations. If we had negotiated with an independent third party, we may have negotiated a contract more favorable to us than the advisory agreement we have with the Advisor.

Payment of fees, distributions and expense reimbursements to Landwin Advisors and its affiliates will reduce cash available for investment and for distribution to our stockholders.

          Landwin Advisors will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the asset management of our investments and administrative and other services. Landwin Advisors will be paid an acquisition fee, asset management fee, disposition fee, a subordinated share of net sales proceeds and a subordinated incentive fee for these services pursuant to the advisory agreement between us and Landwin Advisors. In addition, Landwin Advisors will provide administrative services to us for which our Advisor be reimbursed at cost, as limited by the NASAA guidelines. These fees, distributions and expense reimbursements are substantial and will reduce the amount of cash available for investment or distribution to our stockholders.

Our Advisor has significant influence over our affairs, and could cause us to engage in transactions that prove to be not in our or our stockholders' best interests.

          In addition to managing us, our Advisor provides advice on our operating policies and strategies. Our Advisor may also cause us to engage in future transactions with it and affiliates of its managers or members, subject to the approval of, or guidelines approved by, the independent directors. Our directors, however, rely primarily on information supplied by our Advisor in reaching their determinations. Accordingly, our Advisor has significant influence over our affairs, and may cause us to engage in transactions which are not in our best interest.

Our success will depend on the performance of our Advisor and if our Advisor or our board of directors makes inadvisable investment or management decisions, our operations could be impaired, potentially causing us to suffer a loss.

          Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Advisor in evaluating potential investments in real estate or real estate related investments. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the analytical and management abilities of our Advisor and the oversight of our board of directors. If our Advisor or our board of directors makes inadvisable investment or management decisions, our operations could be impaired, potentially causing us to suffer a loss.

Landwin Advisors may face potential conflicts of interest relating to its compensation structure, which could result in actions that prove not to be necessarily in the long-term best interests of our stockholders.

          Under the advisory agreement between us, Landwin OP and Landwin Advisors and the subordinated participation interest Landwin Advisors holds in Landwin OP, Landwin Advisors is entitled to fees and distributions that are structured in a manner intended to provide incentives to Landwin Advisors to perform in our best interests and in the best interests of our stockholders. The fees to which Landwin Advisors is entitled are acquisition fees, asset management fees, disposition fees, and distributions to which Landwin Advisors may become entitled to be paid upon distribution of net sales proceeds to our stockholders, or the Listing of our shares. However, because Landwin Advisors does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, Landwin Advisors' interests are not wholly aligned with those of our stockholders. In that regard, the only fee Landwin Advisors receives with respect to ongoing operation and management of properties is the asset management fees, which are based on the amount of our initial investment and not the performance of those investments, which could result in Landwin Advisors not having adequate incentives to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, Landwin Advisors could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to Landwin Advisors or for us to generate the specified levels of performance or net sales proceeds that would entitle Landwin Advisors to fees or distributions. In addition, Landwin Advisors' entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in Landwin Advisors recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in the best long-term interest of our stockholders.

We may compete with affiliates of the managers or members of Landwin Advisors or our directors for investment opportunities. As a result, Landwin Advisors may cause us not to invest in investments that prove to provide favorable investment results which may result in a reduction of our returns on our investments.

          Although Landwin Advisors advises and manages us exclusively, affiliates of the managers and members of Landwin Advisors and our directors have pre-existing programs with general investment objectives and strategies which may be similar to ours, and affiliates of the managers or members of Landwin Advisors may also sponsor or advise other similar programs in the future, with limitation. As a result, we may be buying properties and making real estate related investments at the same time as one or more of the other programs managed by affiliates of the managers or members of Landwin Advisors or our directors. Landwin Advisors may face conflicts of interest in its managers and members allocating investment opportunities between us and these other programs. For instance, Landwin Advisors may select properties for us that provide lower returns to us than properties that affiliates of its managers or members may select to be purchased by their respective other programs. We cannot be sure that the managers and members of Landwin Advisors, and consultants acting on behalf of affiliates of the managers and members of Landwin Advisors, will act in our best interests when deciding whether to allocate any particular investment to us. We are subject to the risk that as a result of the conflicts of interest between us, Landwin Advisors and other entities or programs managed by or affiliated with it the managers and member of Landwin Advisors may not cause us to invest in favorable investment opportunities that Landwin Advisors locates when it would be in our best interest to make such investments. As a result, we may invest in less favorable investments, which may reduce our returns on our investments and ability to pay dividends.

We may compete with affiliates of our directors or the managers or members of Landwin Advisors for tenants, which could prove to reduce our ability to attract and retain tenants.

          Affiliates of the managers and members of Landwin Advisors and our directors have pre-existing programs with general investment objectives and strategies which may be similar to ours, and affiliates of the managers and members of Landwin Advisors and our directors may sponsor or advise other similar programs in the future. These pre-existing and future programs may own properties located in geographic areas in which we may acquire properties. Therefore, our properties may compete for tenants with other properties sponsored or advised by affiliates of our directors or the managers or members of Landwin Advisors. Landwin Advisors may face conflicts of interest in its managers and members allocating or identifying opportunities between us and other properties sponsored or advised by affiliates of the manager and members of Landwin Advisors and these conflicts of interest may have a negative impact on our ability to attract and retain tenants for our properties. Please see "Conflicts of Interest" for a description of these conflicts of interest.

If we enter into joint ventures with affiliates of our directors or the managers or members of our Advisor, we may face potential conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as could be the case if the joint venture had been negotiated at arm's length with an independent joint venture partner. As a result, your returns could prove to have been decreased by us entering into joint ventures with affiliates of our directors or the managers or members of Landwin Advisors.

          In the event that we enter into a joint venture with any other program sponsored or advised by the managers or members of Landwin Advisors, we may face certain additional risks and potential conflicts of interest. For example, securities issued by affiliates of the managers and members of Landwin Advisors may never have an active trading market. Therefore, if we were to become listed on a national exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, if we are not listed on a securities exchange by December 31, 2013, we intend to orderly liquidate our assets. In the event of such liquidation, any joint venture between us and another program of the affiliates of the managers or members of Landwin Advisors may require the sale of properties at such time. Our joint venture partners may not desire to sell the properties at that time. Joint ventures between us and other programs of the affiliates of the managers or members of Landwin Advisors will not have the benefit of arm's length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, including the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to you. Joint ventures with other programs of the affiliates of the managers or members of Landwin Advisors would also be subject to the risks associated with joint ventures with unaffiliated third parties described below.

Though our Advisor may not render services to other real estate investors, affiliates of the managers and members of our Advisor may do so, with limitations, which could require the managers of our Advisor to limit the amount of time and effort they may otherwise devote to us.

          The advisory agreement limits the rights of our Advisor to rendering advisory services exclusively to us, but does not limit affiliates of our Advisor's managers and members, nor any persons working on behalf of any such affiliates, from carrying on their respective businesses, including, with limitation, the rendering of advice to others regarding investments in real estate that might meet our investment criteria. In addition, the advisory agreement does not specify a minimum time period that our Advisor and its personnel must devote to managing our investments. The abilities of affiliates of our Advisor's managers and members to continue engaging in their other business activities, and specifically to manage real estate for third parties, could reduce the time and effort the managers of our Advisor might spend managing us and our portfolio, which could result in reduced returns on our investments.

Our officers may face conflicts of interest related to the positions they hold with our Advisor and affiliated entities of the managers of our Advisor, which could require them to limit the time and effort they may otherwise provide to is in their capacity as our officers.

          Our officers, who also serve as directors of Landwin REIT, are also the managers of our Advisor, Landwin Advisors, and managers of affiliates of our Advisor. As a result, these individuals owe fiduciary duties to these other entities, which could conflict with the duties that they owe to us and our stockholders. Some of these entities may compete with us for investment opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

  the allocation of new investments among us and affiliates of the managers and members of Landwin Advisors;

  the allocation of time and resources among us and affiliates of the managers and members of Landwin Advisors;

  the timing and terms of the investment in or sale of an asset;

  development or management of our properties by affiliates of the managers and members of Landwin Advisors;

  investments with and/or sales to or acquisitions from affiliates of the managers and members of Landwin Advisors; and

  compensation to Landwin Advisors.

We may acquire assets from, or dispose of assets to, entities managed by the managers or members of Landwin Advisors, which could result in our entering into transactions which prove to be on less favorable terms than we could have received from a third party or that affect the public's perception of us.

          We may acquire properties or other real estate related investments from entities that are managed by the managers or members of Landwin Advisors. Further, we may also dispose of properties or other real estate related investments to entities which are controlled by managers or members of Landwin Advisors. The managers or members of Landwin Advisors may make substantial profits in connection with such transactions. Landwin Advisors or its affiliates may owe fiduciary and/or other duties to the selling or purchasing entities in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on Landwin Advisors in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public's perception of us.

Our Advisor's liability is limited under the advisory agreement, and we have agreed to indemnify it against certain liabilities.

          Our Advisor has not assumed any liability related to us other than to render the services described in the advisory agreement, and will not be responsible for any action of our board of directors in declining to follow our Advisor's advice or recommendations. Our Advisor and its managers, members and any affiliated party will not be liable to us for acts performed by its managers, members and any affiliated party in accordance with and pursuant to the advisory agreement, except for acts constituting gross negligence, recklessness, willful misconduct or active fraud in connection with their duties under the advisory agreement. We have agreed to indemnify our Advisor and its managers, members and any affiliated party with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Advisor subject to the limitations of the laws of the State of Maryland and the NASAA guidelines.

If our Advisor terminates the advisory agreement, there is no assurance that we will be able to find an adequate replacement advisor.

          At any time after the initial one-year term of the advisory agreement, our Advisor may terminate the advisory agreement without cause or elect not to renew the agreement, without penalty on 60 days prior written notice to us. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor, or a delay in retaining an adequate replacement Advisor may adversely affect our business operations.

Risks Related to Legal and Tax Requirements

If we fail to qualify or are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

          Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Accordingly, it is not certain we will be able to become and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent mistake could jeopardize our REIT status. We will not seek a ruling from the Internal Revenue Service that we qualify as a REIT for federal income tax purposes. Furthermore, Congress or the IRS, might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

  we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and we would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

  any resulting tax liability could be substantial, would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

  unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and, thus, our cash available for distribution to our stockholders would be reduced for each of the years during which we did not qualify as a REIT.

        Even if we remain qualified as a REIT, we might face other tax liabilities that reduce our cash flow. Further, we might be subject to federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders.

If Landwin OP fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.

          We intend to maintain the status of Landwin OP as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of Landwin OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that Landwin OP could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which Landwin OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to Landwin OP. Such a recharacterization of Landwin OP or an underlying property owner could also threaten our ability to maintain REIT status.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

          In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

          In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell assets at otherwise opportune times if we believe such sales could be considered a prohibited transaction.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

          In order to qualify as a REIT, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, generally, no more than 5% of the value of our assets can consist of the securities of any one issuer. Further, no more than 20% of the value of our assets can consist of securities of taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

          As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income might be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our assets potentially at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts available to invest in loans and other assets.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

          We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as described herein and in our Registration Statement on Form S-11.

          The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests.

Misplaced reliance on legal opinions or statements by borrowers could result in a failure to comply with REIT income or assets tests.

          When purchasing mortgage loans, we may rely on opinions of counsel for the borrower, or statements made in the underlying loan documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

One-action rules may harm the value of our security interest or the underlying property.

          Several states have laws that prohibit more than one action to enforce a mortgage obligation, and some courts have construed the term "action" broadly. In such jurisdictions, if the judicial action is not conducted according to law, there may be no other recourse in enforcing a mortgage obligation, thereby decreasing the value of our security interest or the underlying property.

We may be harmed by changes in various laws and regulations.

          Changes in the laws or regulations governing our Advisor or its affiliates may impair our Advisor's or its affiliates' ability to perform services in accordance with the advisory agreement. Our business may be harmed by changes to the laws and regulations affecting our Advisor or us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us, our Advisor and our stockholders, potentially with retroactive effect.

          The maximum tax rate of non-corporate taxpayers for capital gains (for taxable years ending on or after May 6, 2003 and before January 1, 2009) and for dividends (for taxable years beginning after December 31, 2002 and before January 1, 2009) is 15%. Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate, with certain exceptions discussed at "U.S. Federal Income Tax Considerations—Taxation of Taxable United States Stockholders." Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our common stock.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

          In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

          We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Some types of tax-exempt entities, including voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.

Item 2. Description of Property

          As of the date of this annual report we have engaged only in organizational and offering activities and have not acquired any real estate properties or real estate related investments and do not own any real property. At present, we occupy shared office facilities for our principal corporate office at 17200 Ventura Blvd., Suite 206, Encino, California 91316.

          See “Description of Business – Acquisition and Investment Policies” for a description of our investment policies. See “Description of Business – General Business” for a description of the type of real estate in which we may invest.

Item 3. Legal Proceedings

          As of the date of this annual report, we are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          There was no matter submitted to a vote of security holders in fourth quarter of the fiscal year ended December 31, 2006.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

          Our articles of incorporation provides that we may issue up to 200,000,000 shares of our common stock, $0.01 par value per share, and 100,000,000 shares of our preferred stock, $0.01 par value per share. As of December 31, 2006 and March 31, 2007, we had 20,000 shares of our common stock issued and outstanding to one record holder. As of March 31, 2007, no shares of our preferred stock were issued and outstanding.

          There currently is no public trading market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Stockholders of Record

          As of the date hereof, we have one common stockholder owning 20,000 shares of our common stock. These shares were purchased on October 19, 2005 and were not sold pursuant to our initial public offering. These 20,000 shares were purchased by an affiliate, our Advisor, who may not sell this initial investment while our Advisor remains our Advisor, but may transfer the shares to any of its affiliates.

Use of Proceeds from Registered Securities

          If the minimum level of our designated offering amount is reached, the proceeds will be used in connection with the purchase of real estate and real estate related investments and to pay the expenses of the offering. Our Registration Statement on Form S-11 (File No. 33-129534) was declared effective on April 13, 2006. As described under “Description of Business – Corporate Structure,” we are not currently offering our securities. See “Description of Business – Advisory Agreement” for disclosure related to expenses incurred by our Advisor on our behalf in connection with the offering.

Recent Sales of Unregistered Securities

          During the fiscal period ended December 31, 2006 covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Distributions

          For the fiscal periods ended December 31, 2006 and 2005, we declared no distributions as we have yet to begin operations other than organizing and fund raising activities.

          The declaration of distributions is at the discretion of our board of directors and our board will determine the amount of distributions, if any, on an ongoing basis. The amount of any future distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. For our taxable year ending December 31, 2007, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income to stockholders.

Equity Compensation Plan Information

          On March 24, 2006, we adopted the 2006 Equity Incentive Plan, which provides for the grant to selected employees, if any, and our directors and our affiliates of stock options, restricted stock units (or RSUs), restricted stock, deferred shares and other stock-based incentive awards. Our stockholder approved the plan adopted by our board of directors prior to the commencement of our public offering. The terms of the Equity Incentive Plan are more fully disclosed in our registration statement, as amended, filed with the SEC. Only our employees, if any, and our affiliates (including, without limitation, employees of our Advisor, if any) are eligible to receive “incentive stock options” under the plan. We have reserved a total of 1,375,000 shares of our common stock for issuance pursuant to the plan, subject to certain adjustments for changes in our capital structure, including by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges. Of this amount, non-employee directors will be eligible for grants of restricted stock from time to time in connection with the consummation of our offering and yearly service on the board. Such grants of restricted stock will become fully vested if service as a member of the board terminates by reason of death, disability or retirement.

          The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under equity compensation arrangements as of December 31, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be	Weighted average	Number of securities
	issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
plans (excluding
securities reflected in
column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	-	-	1,375,000
Equity compensation plans
not approved by security	-	-	-
holders

Transfer Agent

The transfer agent and registrar for our common stock is Wells Fargo Bank, N.A. Their mailing address is Wells Fargo Bank, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075. Their telephone number is 1-800-450-4064.

Item 6. Management’s Discussion and Analysis or Plan of Operations

          The following discussion should be read in conjunction with the attached financial statements and notes thereto and should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in our other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion should be construed as a guarantee or assurance of further performance or future results.

Results of Operations

          As of the date of this annual report we have engaged only in organizational and offering activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the fiscal years ended December 31, 2006 and 2005. In second quarter 2006, we recorded a one-time operating expense charge amounting to $5 million, pursuant to an agreement originally entered into with our Advisor, for work related to our formation through the effective date of our Registration Statement (April 13, 2006). Such work included the hiring of lawyers and accountants, assistance in drafting the Registration Statement and developing our business plan and does not include participation in the offering or selling of our securities. In connection with this expense item, we issued one promissory note each to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2,500,000. Pursuant to the issuance of the aforementioned promissory notes, we recorded accrued interest of $179,452 for the period covering the issuance of the promissory note through December 31, 2006.

          We had a net loss of $5,174,945 for fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2005 we recorded no revenue or expense. As we were formed in October of 2005, there are no meaningful comparisons between the two years referenced in this discussion of results of operations.

          Material expenses in 2006 included the recording of a $5 million formation fee expense in second quarter 2006 and the accrual of interest from April 13, 2006 in connection with the issuance of promissory notes related to the aforementioned formation fee expense. Total interest expense, accrued from inception of the promissory note through December 31, 2006, amounted to $179,452, which was offset to a certain degree by interest earned of $5,307 related to cash held in a money market account with our bank.

          Operating results in future periods will primarily be a function of the results of the operation of the real estate properties and real estate related investments that we may acquire. Since inception, we engaged only in activities related to our public offering. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. If we do not raise at least $50 million in our initial public offering on or before the two-year anniversary (recently extended from one-year) of the commencement of the offering, offering costs will be paid by the Advisor and not by us. As of December 31, 2006 and March 31, 2007, the Advisor has incurred approximately $778,806 and $861,675, respectively, of organization and offering expenses on our behalf.

          We intend to amend our offering to reduce the minimum offering amount to a figure less that the current level of $50 million. As of the date of this annual report, we are considering changes to the terms of our offering.

Liquidity and Capital Resources

          As of December 31, 2006, we have issued 20,000 shares of common stock for proceeds of $200,000 and received subscriptions for an additional 903,408 shares of common stock for proceeds totaling $9,034,408. The subscriptions were received in connection with our public offering of securities pursuant to our Registration Statement. We also received $2,000 related to the issuance of a 1% general partnership interest. At December 31, 2006 and 2005, we had $207,307 and $202,000, respectively, on deposit at our bank.

          At December 31, 2006, we had $9,038,746 (inclusive of earned interest) on deposit in an escrow account with Wells Fargo Bank in accordance with the terms of our public offering. On February 1, 2007, we returned such deposits, as well as additional funds from subscriptions received subsequent to December 31, 2006 totaling $12,424,405, to investors pursuant to our decision to amend the offering and reduce the minimum offering amount.

          At December 31, 2006 and 2005, we had total assets of $207,307 and $202,000, respectively. At December 31, 2006, we had total stockholders’ deficit of $4,974,945. At December 31, 2005 we had a total stockholders’ equity of $200,000. At December 31, 2006 we had a working capital deficit of $4,972,945. At December 31, 2005, we had working capital of $202,000. The decline in stockholders’ equity and working capital for the fiscal year ended December 31, 2006 is primarily the result of the recording of a $5 million formation fee expense in second quarter 2006 and the accrual of interest in connection with the issuance of promissory notes.

          For the fiscal year ended December 31, 2006, we realized cash flow provided by operating activities of $5,307. In fiscal year 2006 we received no cash flows from financing activities. In fiscal year 2005 we received $202,000 related to the sale of common stock and the sale of limited partnership units. We had no cash flows related to investing activities in fiscal years 2006 and 2005.

          Should our minimum offering amount be achieved, our principal demands for funds in the future are expected to be for property acquisitions, real estate related investments and for the payment of operating expenses and distributions to stockholders. Our liquidity will increase as additional subscriptions are accepted and decrease as net offering proceeds are expended in connection with the acquisition and operation of properties and real estate related investments.

          There may be a delay between the sale of our common stock, if any, and our purchase of properties. During this period, any net offering proceeds will be temporarily deposited in an escrow account that is likely to yield lower returns than investments in real estate.

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

          We have decided to extend the offering period for one year, through April 13, 2008. We are currently contemplating changes to the structure of the offering, including changing the minimum offering amount. Any such changes have not been finalized. We are not certain of the structure of our offering, whether we will be able to raise the minimum offering amount, or when we will begin to offer our shares again. We may not sell the minimum offering amount and therefore we may never have any operations.

Contractual Obligations

          Other than the aforementioned advisory agreement, as of December 31, 2006, we had no material contractual obligations requiring disclosure under this item.

Trends and Uncertainties

          There is no guarantee that the aforementioned offering will in fact result in the anticipated minimum proceeds.

Effect of Inflation

          Given the limited our operations to date, inflation has had no impact on our result of operations.

Off Balance Sheet Arrangements/Status of Subscriptions

          At December 31, 2006 we received aggregate subscriptions for 903,408 shares of our common stock, pursuant to a public offering for approximate gross proceeds of $9,034,080. The funds were held in an escrow account with Wells Fargo Bank. On February 1, 2007, in connection with our decision to amend the original offering, we returned $12,424,405 to our investors, which represented all subscription proceeds received through that date along with interest earned from the escrow account.

          As of December 31, 2006, and March 31, 2007, our Advisor has incurred $778,806 and $861,675, respectively of organization and offering expenses on our behalf. If we do not raise the minimum offering amount specified by our amended offering on or before the second-year anniversary (extended from one-year) of the commencement of the offering, offering costs will be paid by the Advisor and not by us, unless the offering is further extended.

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

          For our taxable year ending December 31, 2007, we intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and, upon the election being made, we will be taxed as such beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates starting with that year and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the IRS were to grant us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes.

Item 7. Financial Statements

          The attached financial statements and accompanying notes, as required under this Item 7 and commencing on page F-1 following the text of this annual report have been audited by PMB Helin Donovan, LLP, independent certified public accountants, to the extent and for the periods set forth in their reports appearing herein.

Audited Financial Statements

Report of Independent Certified Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statement of Operations for fiscal year ended December 31, 2006 and for the period starting from October 19, 2005 through December 31, 2005
Consolidated Statement of Stockholders’ Equity for the fiscal year ended December 31, 2006 and for the period starting from October 19, 2005 through December 31, 2005
Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2006 and for the period starting from October 19, 2005 through December 31, 2005
Notes to the Financial Statements for the fiscal years ended December 31, 2006 and 2005

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

1)	Merger Involving Independent Auditors

	i)	We were informed by Pohl, McNabola, Berg & Co., LLP (“PMB”), our independent registered public accounting firm, as follows:

(a)

PMB has consummated a merger with Helin, Donovan, Trubee & Wilkinson., LLP (“HDTW”). HDTW is located in Austin, Texas, and is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is PMB Helin Donovan, LLP (“PMB+HD”).

		(b)	We are required to notify that PMB + HD succeeds PMB as our independent registered auditor.

ii)

PMB’s reports on our consolidated financial statements as of December 31 2005 and for the period starting October 19, 2005 (inception date) and ending on December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

iii)

No reports of PMB on our financial statements for December 31, 2005 and October 19, 2005 (inception date) contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

(a)

During our two most recent fiscal years and through April 9, 2007, there were no disagreements with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB, would have caused them to make reference thereto in their reports on the financial statements for such years.

		(b)	During tour two most recent fiscal years and through January 22, 2007, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

2)

During our two most recent fiscal years and through April 9, 2007, neither we, nor anyone on our behalf, consulted with HDTW regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).

3)

We have notified the members of our audit committee of the facts set forth in this annual report on Form 10- KSB, including the appointment of PMB + HD as our independent registered auditor and no member has disapproved of this appointment.

Item 8A. Controls and Procedures

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

          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

          There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006.

          On April 13, 2007, we extended the term of the offering by one year to April 13, 2008, and extended the maturity of our two outstanding promissory notes by one year to April 13, 2008.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table provides information regarding our directors and executive officers. Each of our directors and executive can be reached c/o Landwin REIT, Inc., 17200 Ventura Blvd., Suite 206, Encino, California 91316.

Directors

			Date of First Election
Name	Age	Position	or Appointment
Martin Landis	73	Chairman of the Board, Chief
		Executive Officer and Secretary	2005
Seán Dennison	44	Vice Chairman of the Board, President
		and Principal Financial & Accounting	2005
		Officer
Stuart Shapiro	56	Director	2005
Bruce Shapiro	49	Director	2005
Paul Sigelman	63	Director	2005

Business Experience of our Directors and Executive officers

Set forth below is a brief account of the business experience and education of our directors and executive officers:

Martin Landis. Martin Landis has served as Chief Executive Officer of Sylvia, Inc. (Sylvia), from its formation in 1995 to the present. During this time, Sylvia held sole ownership in, and oversaw all aspects of the asset management business originally founded and operated by Mr. Landis since 1987 under the “Landwin” brand name until its acquisition in June 2005 by Landwin Management, LLC (Landwin Management). Sylvia has served as Manager of Landwin Management from its formation in December 2004 to the present. Mr. Landis has also served as Managing Member of Landis, LLC, the Landis family’s holding company, which is also a Member in our Advisor, from May 1997 to the present, and Sylvia has also served as Managing Member of The Landwin Group, LLC, a passive holding company, from its formation in May 2004 to the present. Prior to the acquisition of the asset management business, Sylvia also served as Managing Member of Landwin LLC, a former California limited liability company, from July 1997 through August 2004, and Mr. Landis also served as Chief Executive Officer of S Landwin, Inc., a former California corporation, from August 1999 through 2004, both of which entities served a specific, limited purpose and were dissolved. Most recently, Sylvia has served as Manager of Landwin Advisors, LLC, our Advisor, from its formation in August 2005 to the present. Overall, Mr. Landis has 36 years of experience in the commercial real estate industry, encompassing the development, investment advisory and asset management businesses. He earned a BBA in Marketing and Management from Hofstra University and is a graduate of the IBM Institute in Endicott, New York.

Seán Dennison. Seán Dennison has served as Chief Executive Officer of SmithDennison Capital, LLC (SDC), from its formation in June 2003 to the present. During this time, SDC has held sole ownership in, and overseen all aspects of the real estate investment and consulting business originally founded and operated by Mr. Dennison since 1990 until its acquisition in June 2005 by Landwin Management, LLC (Landwin Management). SDC has served as Manager of Landwin Management from its formation in December 2004 to the present; as Managing Member of The Landwin Group, LLC, a passive holding company, since its formation in May 2004 to the present, and; as Manager of Landwin Advisors, LLC, our Advisor, from its formation in August 2005 to the present. In addition, Mr. Dennison has also served as Managing Member of Dennison, LLC, the Dennison family’s holding company, which is also a Member in our Advisor, from August 2005 to the present. Overall, Mr. Dennison has 25 combined years of business ownership and operating experience encompassing real estate investment, development, building and construction, as well as corporate development, venture capital, marketing, sales and senior management consulting to clients ranging from Fortune 100 corporations to startup companies, and certification as a financial advisor at Merrill Lynch from October 2001 to January 2002, and Morgan Stanley from January 2002 through October 2002. Though Mr. Dennison chose not to practice as a financial advisor with any brokerage firm or as a real estate broker, he earned Series 7, Series 66 and Series 31 licenses, and completed the California Real Estate Broker certification program. He received a BA in English from C.U.N.Y., Queens, New York, and attended the Executive MBA program at Claremont, CA.

Stuart Shapiro. Mr. Shapiro has worked for Benadon Shapiro Villalobos, Certified Public Accountants, a professional corporation, since 1976, and as a certified public accountant since 1978, and as a shareholder since 1980. Mr. Shapiro received his BS from California State University, Long Beach in 1972. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Bruce Shapiro. Mr. Shapiro has been a partner since 1994 in M.B.S., L.L.C. d/b/a Arizona Partners, a real estate investment firm. Mr. Shapiro earned BS in Business from Arizona State University in 1979.

Paul Sigelman. Mr. Sigelman is a partner in the firm of Sigelman Law Firm. He has been with his firm for the past 35 years. Mr. Sigelman received his Bachelor of Arts from the University of Minnesota in 1964 and a JD from the University of Minnesota in 1967.

Board of Directors

          We currently have five directors, three of which are considered independent. We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is ultimately responsible for the management and control of our business and operations. We have no employees, and the board has retained Landwin Advisors to manage our day-to-day operations and the acquisition and disposition of our investments, subject to the board’s supervision. Under our bylaws, the number of directors may be increased or decreased by the board, but may not be fewer than three nor more than fifteen. Any vacancy on our board of directors, whether resulting from the removal of a director or from an increase in the size of the board, may be filled only by a vote of our directors. Two of our directors are affiliated with our Advisor and three of our directors are independent, as defined in our articles of incorporation. As defined by our articles of incorporation, the term “Independent Director” refers to a director who is not associated and has not been associated within the last two years, directly or indirectly, with our Advisor, our sponsor or us.

          Our articles of incorporation require that a majority of the members of our board of directors must at all times be independent directors, unless independent directors comprise less than a majority as a result of a board vacancy. Our bylaws also provide that a majority of the members of other committees be independent directors.

          Our board considered the independence of each of our directors under our standard of independence. Our board affirmatively determined that Messrs. Stuart Shapiro and Paul Sigelman have no material relationship with our company, our Advisor or our sponsors (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company) and are thus independent under our standard.

           One director will be eligible for re-election per year, and each director will hold office until his or her successor is elected and qualified or he or she resigns or is removed. Messrs. S. Shapiro, Sigelman, Dennison, Landis and B. Shapiro shall be eligible for re-election in 2007, 2008, 2009, 2010 and 2011, respectively.

          All officers serve at the discretion of our board of directors.

          There is no family relationship between any director or executive officer of the company. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer and director of the company.

Board Committees and Meetings

During fiscal year 2006, the Board of Directors met two times, either in person or acting by written consent.

As of the date hereof, we have engaged only in organizational and offering activities and have not acquired any real estate properties or real estate investments. Accordingly, as a practical matter, board committees have only conducted limited activities, if any. Our board of directors may establish other committees from time to time at its discretion.

Audit Committee

          Our audit committee is comprised of three directors: Stuart Shapiro, Bruce Shapiro and Paul Sigelman. Mr. Stuart Shapiro is the Chairman of the audit committee. Our board of directors has determined that all members of the audit committee satisfy the independence requirements of our articles of incorporation. Our board will determine that:

  one of the directors qualifies as “audit committee financial expert,” as defined by the SEC, although as of this date the board has yet to formally determine whether we have such an audit committee financial expert because we are not yet operational, and all members of the audit committee are “financially literate,” within the meaning of NYSE rules, and “independent,” under the strict audit committee independence standards of the SEC.

          Our audit committee operates pursuant to a charter adopted by the board of directors. Among other things, the audit committee charter will call upon the audit committee to:

  oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

  be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation and, when appropriate, the termination and replacement of our independent auditors;

  review the annual engagement proposal and qualifications of our independent auditors;

  prepare an annual report as required by applicable SEC disclosure rules;

  review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process;

  review and approve all related party transactions, including all transactions with our Advisor; and

  manage our relationship with our Advisor under the advisory agreement.

Governance and Nominating Committee

          Our governance and nominating committee establishes and implements our corporate governance practices and nominates individuals for election to our board of directors. The governance and nominating committee is comprised of the following three independent directors: Stuart Shapiro, Bruce Shapiro and Paul Sigelman. Mr. Paul Sigelman is Chairman of the governance and nominating committee.

          Our governance and nominating committee operates pursuant to a written charter adopted by our board of directors. Among other things, the committee charter calls upon the governance and nominating committee to:

  develop criteria for selecting new directors and to identify individuals qualified to become board members and members of the various committees of the board;

  select, or to recommend that the board select, the director nominees for the each annual meeting of stockholders and the committee nominees; and

  develop and recommend to the board a set of corporate governance principles applicable to the corporation

Compensation Committee

          Our compensation committee is comprised of the following three directors: Stuart Shapiro, Bruce Shapiro and Paul Sigelman. Mr. Stuart Shapiro is the Chairman of the compensation committee. Our board of directors determined that all of the compensation committee members qualify as:

  “independent directors” under our articles of incorporation.

          Our compensation committee has been delegated the authority by our board of directors to make determinations regarding grants of restricted shares of common stock and to determine our chief executive officer’s salary and bonus, if any. Our compensation committee operates pursuant to a written charter to be adopted by the board of directors. Among other things, the compensation committee charter calls upon the compensation committee to:

  develop the overall compensation policies and the corporate goals and objectives, if any, relevant to the chief executive officer’s compensation from our company;

  evaluate the chief executive officer’s performance in light of those goals and objectives, if any;

  be directly and solely responsible for establishing the chief executive officer’s compensation level, if any, based on this evaluation;

  make recommendations to the board regarding the compensation of officers junior to the chief executive officer, incentive-compensation plans and equity-based plans; and

  produce an annual report on executive compensation for inclusion in our proxy statement.

          Because we do not currently compensate any of our officers, we do not expect our compensation committee to be very active in the foreseeable future.

Code of Business Conduct and Ethics

          We have adopted a Code of Business Conduct and Ethics (“Code”) applicable to directors, executive officers and employees (if any) alike. We have filed, as an exhibit to this annual report, a copy of the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under U.S. securities laws, directors, certain executive officers and certain persons holding more than 10% of our common stock are required to report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports, and we are required to identify in this annual report those persons who did not file these reports when due. In accordance with U.S. securities laws, we were not subject to these requirements during calendar year 2006.

Public Availability of Corporate Governance Documents

          Our key corporate governance documents, including our code of business conduct and the charters of our audit committee, compensation committee and governance and nominating committee, will be made available in print to any stockholder who requests them in writing from our Corporate Secretary located at our aforementioned principal place of business.

Item 10. Executive Compensation

Non-Employee Executive Compensation

          We do not employ any of our executive officers, and as such, have not compensated in any form any of the executive officers for their services to the company. We are externally managed and advised by our Advisor pursuant to an advisory agreement. Our executive officers undertake ministerial tasks on our behalf; however, they are compensated by our Advisor. In the future, our board or the compensation committee may decide to pay annual compensation or bonuses and/or long-term compensation awards to one or more of our non-employee officers for their services as officers. We may from time to time, in the discretion of the compensation committee of our board of directors, grant restricted shares of our common stock to one or more of our officers. Such shares will be granted pursuant to the 2006 Equity Incentive Plan.

Compensation of Directors

          Since inception, we have not compensated our directors for their service to the company. Should our minimum offering amount be achieved, we expect to pay each of our non-officer directors an annual fee of $10,000 for service on our board (pro-rated for partial periods). Also, the chairman of our audit committee will receive a meeting fee of $1,500 per board or committee meeting attended in person and $750 for each board of committee meeting attended by telephone. Each non-officer director will receive a meeting fee of $1,000 for each board or committee meeting attended in person and $500 for each board or committee meeting attended by telephone. We will also give each non-officer director a grant of 1,000 shares of restricted stock annually, which stock shall vest one year from the date of grant. The shares will be granted pursuant to the 2006 Equity Incentive Plan. We reimburse all of our directors for the expenses they incur in connection with attending board and committee meetings. We may, from time to time, in the discretion of the compensation committee of our board of directors, grant additional restricted shares of our common stock to our directors. We will not compensate our officer-directors for their service as directors.

Option/SAR Grants and Exercises

          Since our inception, we have not made any grants of options, warrants or stock appreciation rights (SAR) to any individual or entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Principal Stockholders

          The following table presents information known to us regarding the beneficial ownership of our common stock. In accordance with SEC rules, each listed person’s beneficial ownership includes: (i) all shares the investor actually owns (of record or beneficially); (ii) all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and (iii) all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days of April 10, 2007).

           Information is given as of April 10, 2007. The table presents information regarding: (i) each of our named executive officers; (ii) each director of our company; (iii) all of our directors and executive officers as a group; and (iv) each stockholder known to us to own beneficially more than 5% of our common stock.

          Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all shares of our common stock shown throughout as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of	Number of Shares of Common
Beneficial Owner as of	Stock Beneficially Owned	Percent of Class
April 10, 2007 1.	as of April 10, 2007

Five Percent or More Stockholders
Landwin Advisors, LLC 2.
17200 Ventura Blvd., Suite 206	20,000	100%
Encino, CA 91316

Directors and Executive Officers
Seán Dennison *	-	-
Martin Landis *	-	-
Stuart Shapiro	-	-
Bruce Shapiro	-	-
Paul Sigelman	-	-
All directors and executive officers
as a group (5)	-	-

* Executive Officer

1. The address of each of our officers and directors is c/o Landwin REIT, Inc., 17200 Ventura Blvd., Suite 206, Encino, CA 91316
2. Landwin Advisors LLC is our Advisor and is co-managed by Sylvia, Inc. and SmithDennison Capital, LLC. The principal officer of Sylvia, Inc. is our CEO, Martin Landis. The principal officer of SmithDennison Capitral, LLC is our President, Seán Dennison.

Item 12. Certain Relationships and Related Transactions, and Director Independence

          Pursuant to our aforementioned advisory agreement, our Advisor will generally implement our business strategy, be responsible for our day-to-day operations and perform services and activities relating to our assets and operations in accordance with the terms of the advisory agreement. Our Advisor will provide advisory, asset management, liability management and capital management services exclusively for us. Our Advisor will be paid an acquisition fee, asset management fee, disposition fee, subordinated share of net sales proceeds and a subordinated incentive fee.

          We sold 20,000 shares of common stock with an aggregate purchase price of $200,000 to our Advisor. Our promoter, Sylvia, Inc., which is also a manager of our Advisor and whose chief executive officer is Martin Landis, holds a 25% interest in our Advisor. Landis, LLC, an affiliate of Sylvia, Inc., whose manager is Martin Landis holds a 5% interest in our Advisor. Our promoter, SmithDennison Capital, LLC, which is also a manager of our Advisor and whose chief executive officer is Seán Dennison, holds a 25% percentage interest in our Advisor. Dennison, LLC, an affiliate of SmithDennison Capital, LLC, whose manager is Seán Dennison, holds a 5% interest in our Advisor. Accordingly, the managers of our Advisor and their respective affiliates are collectively the majority stockholders of our Advisor. Mr. Landis, our Chief Executive Officer, and Mr. Dennison, our President and principal financial and accounting officer, are also directors of our company.

           The minority members of our Advisor and their respective ownership interests are as follows: Commercial Real Estate Properties, LLC (10%); Muir, LLC (10%); Jack R. Andrews & Associates, LLC (10%); NHB Family Partners, LLC (7.5%); and World Class LLC (2.5%) . The manager of Commercial Real Estate Properties, LLC, is Marshall Reddick. The manager of Muir, LLC, is Tom Casault. The manager of Jack R. Andrews & Associates,

LLC, is Jack Andrews. The manager of NHB Partners, LLC is Norm Bangerter. The manager of World Class LLC is Greg Retzer. Messrs. Reddick, Casault, and Retzer were appointed as executive officers of our company in 2006.

          For work related to our formation through the effective date of our registration statement, we will pay a $2.5 million formation fee, which obligation will be evidenced by a promissory note, to each of our sponsors, Sylvia, Inc. and SmithDennison Capital, LLC. This payment of $5 million, plus interest, will be made pursuant to a contract initially entered into with our Advisor that has been assigned to Sylvia, Inc. and SmithDennison Capital, LLC. These promissory notes have been extended for one year through April 13, 2008.

          As of December 31, 2006 and March 31, 2007, our Advisor has incurred $778,806 and $861,675, respectively of organization and offering expenses on our behalf. If we do not raise at least $50 million, or such revised minimum offering amount determined by us, in our initial public offering on or before the two-year anniversary (extended from one year) of the commencement of the offering (April 13, 2006), offering costs will be paid by the Advisor and not by us, unless the offering is further extended.

Item 13. Exhibits

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
10.7

Form of Promissory Note issued to each of Sylvia, Inc. and SmithDennison Capital, LLC (included as Exhibit 10.7 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.8	Renewal, Extension and Modification Agreement related to promissory note issued to Sylvia, Inc., filed herewith
10.9	Renewal, Extension and Modification Agreement related to promissory note issued to SmithDennison Capital, LLC, filed herewith
14.1	Code of Ethics, filed herewith
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Amendment No.3 to the Registration Statement and incorporated herein by reference)
23.1	Consent of PMB Helin Donovan, LLP, filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of PFAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of CEO and PFAO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
99.1	Audit Committee Charter, filed herewith

Item 14. Principal Accountant Fees and Services

          The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by PMB Helin Donovan, LLP for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

Fee Type	2006	2005

Audit Fees	$ 38,442	$ 15,000
Audit Related Fees	$10,961	-
Tax Fees	-	-
Other fees	-	-

          For purposes of the preceding table, professional fees incurred during the noted periods are classified as follows:

Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only the independent auditor reasonably can provide, such as services associated with periodic reports and other filings with the SEC.

Audit Related Fees - These are fees for professional services performed in connection with the audit and review of our registration filings on Form S-11.

          Our audit committee has reviewed and approved the above amounts billed to us for the services provided. Our audit committee does not have a pre-approval policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landwin REIT, Inc.

Date: April 13, 2007	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Martin Landis and Seán Dennison, and each of them, as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Form 10-KSB, and to file the foregoing, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, and such other authorities as he deems appropriate, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them individually, or such substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2007	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: April 13, 2007	By:	/s/ Seán DENNISON
Seán Dennison
Vice Chairman of the Board and President
(Principal Financial and Accounting Officer)

Date: April 13, 2007	By:	/s/ STUART SHAPIRO
Stuart Shapiro
Director

Date: April 13, 2007	By:	/s/ BRUCE SHAPIRO
Bruce Shapiro
Director

Date: April 13, 2007	By:	/s/ PAUL SIGELMAN
Paul Sigelman
Director

Index to Exhibits

Exhibit #	Description

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
10.7

Form of Promissory Note issued to each of Sylvia, Inc. and SmithDennison Capital, LLC (included as Exhibit 10.7 to the Amendment No. 3 to the Registration Statement and incorporated herein by reference)

10.8	Renewal, Extension and Modification Agreement related to promissory note issued to Sylvia, Inc., filed herewith
10.9	Renewal, Extension and Modification Agreement related to promissory note issued to SmithDennison Capital, LLC, filed herewith
14.1	Code of Ethics, filed herewith
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Amendment No.3 to the Registration Statement and incorporated herein by reference)
23.1	Consent of PMB Helin Donovan, LLP, filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of PFAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of CEO and PFAO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
99.1	Audit Committee Charter, filed herewith

LANDWIN REIT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Index to Financial statements

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Landwin REIT, Inc.
Encino, California

We have audited the accompanying consolidated balance sheets of Landwin REIT, Inc. (“MBC”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and for the period from October 19, 2005 (inception date) and ending on December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006 and for the period from October 19, 2005 (inception date) and ending on December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
Irvine, California
April 9, 2007

Landwin REIT, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

ASSETS

Cash and cash equivalents	$207,307	$202,000

Total Assets	$207,307	$202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Tax payable	800	-
Interest payable	179,452	-
Notes Payable – related parties	5,000,000	-

Total Current Liabilities	5,180,252	-

Total Liabilities	5,180,252	-

Minority Interest	2,000	2,000
Common stock, $0.01 par value; 25,000,000 shares
authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,174,945)	-

Total Stockholders’ Equity (Deficit)	(4,974,945)	200,000

Total Liabilities and Stockholders’ Equity	$207,307	$202,000

The accompany notes are an integral part of these financial statements.

LANDWIN REIT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE PERIOD STARTING FROM OCTOBER 19, 2005 AND ENDING ON DECEMBER 31, 2005

	2006	2005

Net revenues	$-	$-

Operating Expenses
Other	(800)	-
Formation fee expense	(5,000,000)	-
	(5,000,800)	-

Other Income (Expense)
Interest expense	(179,452)	-
Interest income on money market account	5,307	-
Total other expense	(174,145)	-

Net Loss	$(5,174,945)	$-

Loss per weighted average share of common
Stock outstanding – basic and diluted	$(259)	$-

Weighted average shares outstanding – basic and diluted	20,000	20,000

The accompany notes are an integral part of these financial statements.

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE PERIOD STARTING FROM OCTOBER 19, 2005 THROUGH DECEMBER 31, 2005

	Common Stock			Additional paid-in	Accumulated
	Shares	Amount		Capital	Deficit	Total

Balance at October 19, 2005	-	$-		$-	$-	$-

Sale of common stock	20,000	200		$199,800	-	200,000

Net Loss	-	-		-	-	-

Balance December 31, 2005	20,000	$200	$	$ 199,800	$-	$200,000

Net Loss	-	-		-	(5,174,945)	(5,174,945)

Balance December 31, 2006	20,000	$200	$	$ 199,800	$(5,174,945)	$(4,974,945)

The accompany notes are an integral part of these financial statements.

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
THE PERIOD STARTING FROM OCTOBER 19, 2005 THROUGH DECEMBER 31, 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(5,174,945)	$-
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Formation fee expense	5,000,000	-
Changes in Operating Assets and Liabilities
Increase in accrued interest on promissory notes	179,452	-
Increase in tax payable	800	-

Net cash provided by operating expenses	5,307	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	200,000
Proceeds from the sale of limited partnership units	-	2,000
Net cash provided by financing activities	-	202,000

Net increase (decrease) in cash and cash equivalents	5,307	202,000

Cash and cash equivalents at beginning of year	202,000	-

Cash and cash equivalents at end of year	$207,307	$202,000

The accompany notes are an integral part of these financial statements.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

On April 13, 2006, the Company’s Registration Statement on Form S-11, registering a public offering of up to 25,000,000 shares of common stock for $10 per share was declared effective. The offering was a “best efforts” offering and commenced on April 13, 2006. On February 1, 2007, The Company’s board of directors determined that it was in the best interest of the Company to modify the minimum offering amount of $50 million. The Company returned all subscription proceeds received through February 1, 2007 to its investors along with any interest earned from the escrow bank account prior to any modification of the offering amount. As of April 10, 2007, the Company has not yet modified the minimum offering amount.

On April 13, 2007, the Company decided to extend the offering period for one year, through April 13, 2008. In addition to changing the minimum offering amount, the Company is presently contemplating other changes to the structure of the offering, but such changes have not been finalized. The Company is not planning to offer shares to prospective investors until such time, if any, that contemplated changes to the offering are completed.

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

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of December 31, 2006 and 2005.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2.           Summary of Significant Accounting Policies (continued)

Restricted Cash Held in Escrow

Restricted funds held in escrow of $9,038,746 inclusive of accrued interest, at December 31, 2006, are not included in current assets and consist of funds received in connection with subscription agreements to purchase the Company’s common stock at $10 per share in connection with its initial public offering. Under the original terms of the Company’s Advisory Agreement with Landwin Advisors, LLC, the Company was obligated to raise $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering (April 13, 2006, the effectiveness date of the Form S-11). On February 1, 2007, the Company’s board of directors determined that it was in the Company’s best interest to reduce the minimum offering amount of $50 million. Consequently, the Company returned all subscription proceeds received through February 1, 2007 to its investors along with any interest earned from the escrow bank account. The Company returned $12,424,405, inclusive of all interest earned, which represented the entire funds received in connection with subscription agreements.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006, the Company had approximately $107,307 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

3.           Stockholders’ Equity

General

The Company’s articles of incorporation provides that it may issue up to 200,000,000 shares of its common stock, $0.01 par value per share, and 100,000,000 shares of its preferred stock, $0.01 par value per share. As of December 31, 2006, the Company had 20,000 shares of our common stock issued and outstanding to one record holder. These 20,000 shares were purchased by the Company’s Advisor, who may not sell this initial investment while its Advisor remains its Advisor, but may transfer the shares to any of its affiliates. As of December 31, 2006, no shares of the Company’s authorized preferred stock were issued and outstanding.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

3.           Stockholders’ Equity (continued)

Common Stock

Subject to the preferential rights of any other class or series of stock and to the provisions of the Company’s articles of incorporation regarding the restrictions on transfer of stock, holders of shares of its common stock are entitled to receive dividends on such stock if, as and when authorized and declared by the Company’s board of directors out of assets legally available therefor and to share ratably in its assets legally available for distribution to its stockholders in the event of our liquidation, dissolution or winding up after payment of or adequate provision for all its known debts and liabilities.

Subject to the provisions of the Company’s articles of incorporation regarding the restrictions on ownership and transfer of stock and the terms of any other class or series of its stock, each outstanding share of its common stock entitles the holder to one vote on all matters as to which a common stockholder is entitled to vote pursuant to applicable law, including the election of directors and, except as provided with respect to any other class or series of its stock, the holders of such shares of its common stock possess the exclusive voting power. There is no cumulative voting in the election of the Company’s directors, which means that the holders of a plurality of the outstanding shares of our common stock elect all of the directors then standing for election and the holders of the remaining shares are not able to elect any of our directors.

Holders of shares of the Company’s common stock have no preference, conversion, exchange, sinking fund, or redemption and have no preemptive rights to subscribe for any of our securities. Subject to the provisions of the Company’s articles of incorporation regarding the restrictions on ownership transfer of stock, shares of our common stock have equal dividend, liquidation and other rights.

Preferred Stock

The Company’s articles of incorporation authorize its board of directors to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized by the board of directors. Prior to issuance of shares of each class or series of preferred stock, the board is required by the Maryland General Corporation Law and our of incorporation to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series. Thus, our board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest. As of December 31, 2006, no shares of our preferred stock were outstanding and we have no present plans to issue any preferred stock

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

3.           Stockholders’ Equity (continued)

Equity Incentive Plan

In 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan, which has a term of ten years. The purpose of the plan is to attract, retain and motivate key participating employees, if any, and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and independent contractors. Awards under the plan will be determined by the compensation committee of the board of directors, and may be made to the Company’s or the Company’s subsidiaries’ key executives, managerial employees, if any, non-employee directors, consultants and independent contractors. The Company has reserved a total of 1,375,000 shares of our common stock for issuance pursuant to the plan, subject to certain adjustments for changes in our capital structure, including by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges. Of this amount, non-employee directors will be eligible for grants of restricted stock from time to time in connection with the consummation of its offering and yearly service on the board. Such grants of restricted stock will become fully vested if service as a member of the board terminates by reason of death, disability or retirement.

The exercise price of any award shall not be less than the fair market value of the common stock on the date of the grant. The Company’s compensation committee of its independent directors administers the incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize the Company’s status as a REIT under the Internal Revenue Code. Unless determined by the Company’s board of directors or a compensation committee of its independent directors, no award granted under the plan will be transferable except through the laws of descent and distribution.

There have been no stock option grants under the 2006 Equity Incentive Plan.

4.           Equity Transactions

Sale of Common Stock

On October 19, 2005, the Company sold 20,000 shares of its common stock at $10 per share. These shares were not sold pursuant to the Company’s initial public offering.

Common Stock Held in Escrow

In connection with its initial public offering, the Company received subscriptions for shares of its common stock at $10 per share during the twelve-month period ended December 31, 2006 amounting to 903,408 shares. On February 1, 2007, the Company’s board of directors determined that it was in the Company’s best interest to reduce the minimum offering amount. Consequently, the Company returned proceeds of $12,424,405, resulting from aggregate subscriptions received through that date, to its investors along with any interest earned from the escrow bank account.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

5.           Loss Per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Loss per share – dilutive does not include the effect of potentially dilutive securities for the period ended December 31, 2006. The loss from operations and the net loss for the fiscal years ended December 31, 2006 and 2005, make these securities anti-dilutive.

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

In accordance with the original Advisory Agreement, if Landwin REIT does not raise at least $50 million in its initial public offering on or before the one-year anniversary of the commencement of the offering, offering costs will be paid by the Advisor and not by the Company, unless the offering is extended. On April 13, 2007, the Company elected to extend the offering period for one year, through April 13, 2008.

As of December 31, 2006 and March 31, 2007, the Advisor has incurred approximately $778,806 and $861,675, respectively, of organization and offering expenses on behalf of Landwin REIT. In accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8, the Company has determined that as of March 31, 2007, it is not probable that the Company will be responsible for the expenses incurred by its advisor. There is uncertainty in regards to the Company being able to raise its minimum offering amount. Accordingly, the Company has not recorded a liability related to this agreement.

7.           Related Parties

Two officers, who are also directors of the Company, are officers of the two managers (Sylvia, Inc. and SmithDennison Capital LLC) of Landwin Advisors, LLC, the Company’s Advisor.

On April 13, 2006, the Advisor assigned a contractual obligation to Sylvia, Inc. and SmithDennison Capital LLC in the form of a promissory note amounting to $5,000,000 in the aggregate (see note 8 Promissory Note).

8.           Promissory Note

For work related to the Company’s formation through the effective date (April 13, 2006) of its Registration Statement, the Company was obligated to pay a formation fee of $2,500,000 to each of its sponsors, Sylvia, Inc., and SmithDennison Capital, LLC. This payment was made pursuant to a contract initially entered into with the Company’s Advisor, which was subsequently assigned to Sylvia, Inc., and SmithDennison Capital, LLC. Accordingly, on April 13, 2006 the Company issued one promissory note to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2,500,000 that bears interest payable at 5.0% per annum. All outstanding principal, plus accrued and unpaid interest was originally due and payable on April 13, 2007 (the maturity date of the note). Pursuant to the subsequent extension of the offering date, the sponsors have agreed to extend the due date of the promissory note for one year to April 13, 2008.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

9.           Minority Interest

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

10.         Economic Dependency

The Company will be dependent on the Advisor or its affiliates for certain services that are essential to the Company, including asset acquisition and disposition decisions, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find alternative service providers.

11.          Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

12.          Registration

On November 7, 2005, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-11, to register for sale a minimum of 5 million shares and a maximum of 25 million shares of its common stock. The Registration Statement was declared effective on April 13, 2006.

13.          Subsequent Events

On February 1, 2007, pursuant to a decision by the Company to reduce the minimum offering amount as specified in the original offering prospectus, the Company returned approximately $12,424,405 in subscription proceeds, inclusive of all earned interest, to its investors.

On April 13, 2007, the Company extended the offering period for one year, through April 13, 2008.