Form 10QSB
period 2007-03-31
Landwin REIT Inc
filed 2007-05-11
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2007
Common Stock, par value $0.01 per share	20,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

		Page

	PART I FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the period from October 19, 2005 (inception) through December 31, 2006 and the three months ended March 31, 2007 (unaudited)	5
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures.	15

	PART II OTHER INFORMATION	16

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

	Signatures	17

Landwin REIT, Inc.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

Part I – Financial Information
Item 1. Financial Statements

	March 31, 2007	December 31,2006
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$209,065	$207,307

Total Assets	$209,065	$207,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Tax payable	800	800
Interest payable	241,096	179,452
Notes Payable – related parties	5,000,000	5,000,000

Total Current Liabilities	5,241,896	5,180,252

Total Liabilities	5,241,896	5,180,252

Minority Interest	2,000	2,000

Common stock, $0.01 par value; 25,000,000 shares
authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,234,831)	(5,174,945)

Total Stockholders’ Deficit	(5,034,831)	(4,974,945)

Total Liabilities and Stockholders’ Equity	$209,065	$207,307

The accompanying notes are an integral part of these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three months ended	Three months ended
	March 31,2007	March 31, 2006
	(unaudited)	(unaudited)

Net revenues	$-	$-

Operating Expenses	-	-

Other Income (Expense)
Interest expense	(61,644)	-
Interest income on money market account	1,758	-
Total other expense	(59,886)	-

Net Loss	$(59,886)	-

Loss per weighted average share of common
Stock outstanding – basic and diluted	$(3)	-

Weighted average shares outstanding – basic and diluted	20,000	20,000

The accompanying notes are an integral part of these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
THE PERIOD STARTING FROM OCTOBER 19, 2005 THROUGH DECEMBER 31, 2006

	Common Stock			Additional paid-in	Accumulated
	Shares	Amount		Capital	Deficit	Total

Balance at October 19, 2005	-	$-		$-	$-	$-

Sale of common stock	20,000	200		$199,800	-	200,000

Net Loss	-	-		-	-	-

Balance December 31, 2005	20,000	$200	$	$ 199,800	$-	$200,000

Net Loss	-	-		-	(5,174,945)	(5,174,945)

Balance December 31, 2006	20,000	$200	$	$ 199,800	$(5,174,945)	$(4,974,945)

Net Loss	-	-		-	(59,886)	(59,886)

Balance March 31, 2007	20,000	$200		$199,800	$(5,234,831)	(5,034,831)

The accompanying notes are an integral part of these financial statements

LANDWIN REIT, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(59,886)	-
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:	-	-

Changes in Operating Assets and Liabilities
Increase in accrued interest on promissory notes	61,644	-
Increase in tax payable	-	-

Net cash provided by operating expenses	1,758	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the sale of common stock	-	-
Proceeds from the sale of limited partnership units	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,758	-

Cash and cash equivalents at beginning of year	207,307	202,000

Cash and cash equivalents at end of year	$209,065	202,000

The accompanying notes are an integral part of these financial statements

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

On April 13, 2006, the Company’s Registration Statement on Form S-11, registering a public offering of up to 25,000,000 shares of common stock for $10 per share was declared effective. The offering was a “best efforts” offering and commenced on April 13, 2006. On February 1, 2007, the Company’s board of directors determined that it was in the best interest of the Company to modify aspects of the offering, including the minimum offering amount, which is presently set at $50 million. The Company returned all subscription proceeds received through February 1, 2007 to its investors, amounting to $12,424,405 inclusive of earned interest, prior to any subsequent modification of the offering amount. As of the date of this quarterly report, the Company has not yet modified the minimum offering amount.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the annual report on 10-KSB, have been omitted. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s annual report on Form 10-KSB for the period ended December 31, 2006 previously filed with the Commission on April 16, 2007, and any subsequent amendments made thereto.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

2.           Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the balance sheet and statement of operations in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of March 31, 2007.

Restricted Cash Held in Escrow

The Company returned all subscription proceeds received through February 1, 2007 to its investors, amounting to $12,424,405 inclusive of all interest earned, which represented the entire funds received in connection with subscription agreements.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2007, the Company had approximately $109,065 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

3.           Equity Transactions

Sale of Common Stock

On October 19, 2005, the Company sold 20,000 shares of its common stock at $10 per share to an affiliate. These shares were not sold pursuant to the Company’s initial public offering.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Common Stock Held in Escrow

In connection with its initial public offering, the Company received subscriptions for shares of its common stock at $10 per share from April 13, 2006 (the effective date of its Registration Statement) through February 1, 2007 amounting to approximately 1,232,472 shares. On February 1, 2007, the Company’s board of directors determined that it was in the Company’s best interest to reduce the minimum offering amount. Consequently, the Company returned proceeds of $12,424,405, resulting from aggregate subscriptions received through that date, to its investors along with any interest earned from the escrow bank account.

4.           Loss Per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Loss per share – dilutive does not include the effect of potentially dilutive securities for the period ended March 31, 2007. The loss from operations and the net loss for the three months ended March 31, 2007 make these securities anti-dilutive.

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

As of March 31, 2007, the Advisor has incurred approximately $861,675, of organization and offering expenses on behalf of Landwin REIT. In accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8, the Company has determined that as of March 31, 2007, it is not probable that the Company will be responsible for the expenses incurred by its Advisor. There is uncertainty in regards to the Company being able to raise its minimum offering amount. Accordingly, the Company has not recorded a liability related to this agreement.

6.           Related Parties

Two officers, who are also directors of the Company, are officers of the two managers (Sylvia, Inc. and SmithDennison Capital, LLC) of Landwin Advisors, LLC, the Company’s Advisor.

On April 13, 2006, the Advisor assigned a contractual obligation to Sylvia, Inc., and SmithDennison Capital, LLC in the form of a promissory note amounting to $5,000,000 in the aggregate (see note 7 Promissory Note).

7.           Promissory Note

For work related to the Company’s formation through the effective date (April 13, 2006) of its Registration Statement, the Company was obligated to pay a formation fee of $2,500,000 to each of its sponsors, Sylvia, Inc., and SmithDennison Capital, LLC. This payment was made pursuant to a contract initially entered into with the Company’s Advisor, which was subsequently assigned to Sylvia, Inc., and SmithDennison Capital, LLC. Accordingly, on April 13, 2006 the Company issued one promissory note to Sylvia, Inc. and SmithDennison Capital, each with a principal amount of $2,500,000 that bears interest payable at 5.0% per annum. All outstanding principal, plus accrued and unpaid interest was originally due and payable on April 13, 2007 (the maturity date of the note). In connection with the subsequent extension of the offering date, the sponsors have agreed to extend the due date of the promissory notes for one year to April 13, 2008.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

12.           Subsequent Events

On April 13, 2007, the Company extended the offering period for one year, through April 13, 2008 and extended the maturity date of its two related promissory notes to April 13, 2008.

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

          Our forward looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, which might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

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

Public Offering of Equity Securities/Use of Proceeds

          On April 13, 2006, our Registration Statement on Form S-11, registering a public offering of up to 25,000,000 shares of common stock for $10 per share was declared effective and immediately thereafter, we began offering our common stock for sale to the public. The offering was a “best efforts” offering and commenced on April 13, 2006. Through March 31, 2007, we received subscriptions for approximately 1,232,472 shares of common stock for gross proceeds approximating $12,324,720. Such proceeds were held in an interest bearing escrow account at Wells Fargo Bank pending our receiving subscriptions totaling the minimum offering amount of $50 million on or before the one-year anniversary of the commencement of the offering (April 13, 2006).

          On February 1, 2007, our board of directors determined that it is in our best interest to modify the terms of the offering. We returned all subscription proceeds received through February 1, 2007, amounting to $12,424,405 inclusive of earned interest, to our investors. We are not currently offering our shares.

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

General

          Should our offering be subscribed to its ultimately determined minimum amount, we intend to invest in real estate properties and real estate related investments including, but not limited to, retail shopping centers and malls; office buildings; industrial properties; multi-family apartments; development joint venture; and mortgage loans. We intend to invest in a portfolio of real estate and real estate related investments, focusing both on investments that produce current income and on investments with a potential for capital appreciation. We will seek to maximize long-term stockholder value by generating sustainable growth in cash flow and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate through other real estate related investments. We are not limited as to the geographic area where we may conduct our operations, and expect to make such investments either domestically or internationally. The number of different properties or other investments we will acquire will be affected by numerous factors, including the amount of funds available to us.

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

          We do not have employees and our executive officers are not compensated by us for their services to the company. Some of our executive officers are presently investors in our Advisor. We entered into an agreement with the Advisor on April 13, 2006. Pursuant to this agreement, the Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. We pay the Advisor fees for services provided pursuant to the advisory agreement, and we may be obligated to reimburse the Advisor for certain expenses incurred on our behalf. Through March 31, 2007, the Advisor has advanced approximately $861,675 on our behalf for our organization, offering costs and filing related expenses, which consist of components such as actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus).

          We are not aware of any material trends, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments. Inflation did not have a material effect on our operations in the first three months of 2007 covered by this quarterly report.

          There is no guarantee that the aforementioned offering will in fact result in the anticipated minimum proceeds.

Contractual Obligations

          Other than the aforementioned advisory agreement, as of March 31, 2007, we had no material contractual obligations requiring disclosure under this item.

Off Balance Sheet Arrangements

          As of March 31, 2007, our Advisor has incurred $861,675 of organization and offering expenses on our behalf. If we do not raise at least $50 million (the current minimum offering amount) in our initial public offering on or before the two-year anniversary (extended from one year) of the commencement of the offering (April 13, 2006), offering costs will be paid by the Advisor and not by us, unless the offering is further extended.

Critical Accounting Policies

          Management’s Discussion and Analysis Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of these accounting policies requires our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed herein to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See "Note 2 – Summary of Significant Accounting Policies" to our financial statements for a more complete description of these policies.

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

Results of Operations

          As of the date of this quarterly report we have engaged only in organizational and offering related activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the three-month periods ended March 31, 2007 and 2006. In connection with the advisory agreement entered into with our Advisor in April 2006, we issued one promissory note each to Sylvia, Inc., and SmithDennison Capital, LLC, each with a principal amount of $2,500,000. Pursuant to the issuance of these promissory notes, we recorded accrued interest of $61,644 for the three-month period ended March 31, 2007. On April 13, 2007, we extended the maturity date of the promissory notes to April 13, 2008.

          We had a net loss of $61,644 for the three-month period ended March 31, 2007. We recorded no revenues or expenses for the three-month period ended March 31, 2006. Given that our offering was not declared effective until April 13, 2006, there are no meaningful comparisons to the two fiscal periods disclosed in this discussion of results of operations. Operating results in future periods will be a function of the results of the operation of the real estate properties and real estate related investments that we may acquire. For the three-month periods ended March 31, 2007 and 2006, we engaged only in activities related to our public offering. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. If we do not raise at least $50 million in our initial public offering on or before the two-year anniversary (extended from one-year) of the commencement of the offering (April 13, 2006), offering costs will be paid by the Advisor and not by us. As of March 31, 2007, the Advisor has incurred $861,675 of organization and offering expenses on our behalf.

Liquidity and Capital Resources

          As of March 31, 2007, we have issued 20,000 shares of common stock and also received $2,000 related to the issuance of a 1% general partnership interest. At March 31, 2007, we had $209,065 on deposit at our bank.

          At March 31, 2007 and December 31, 2006, we had total assets of $209,065 and $207,307, respectively. The increase in total assets is attributable to interest earned on funds held in our money market account.

          At March 31, 2007 and December 31, 2006, we had a total stockholders’ deficit of $5,034,831 and $4,974,945, respectively. At March 31, 2007 and December 31, 2006, we had working capital deficits of $5,032,831 and $4,972,945, respectively. The increase in stockholders’ deficit and working capital deficits for the three months ended March 31, 2007, is the result of accruing interest of $61,644 on the aforementioned promissory notes, which was offset to a minor degree by $1,758 of interest earned on our money market account. Total interest expense accrued from inception of the promissory notes through March 31, 2007 amounts to $241,096.

          For the three-month period ended March 31, 2007, we realized cash flow provided by operating activities of $1,758 related to interest earned on our money market account at Wells Fargo Bank. For the three-month periods ended March 31, 2007 and 2006, we recorded no cash flows related to financing or investing activities.

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

          There may be a delay between the sale of our common stock, if any, and our purchase of properties. During this period, net offering proceeds, if any, will be temporarily deposited in an escrow account that is likely to yield lower returns than investments in real estate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On April 13, 2006, our Registration Statement on Form S-11 (File No. 333-129534), registering a public offering of up to 25,000,000 shares of common stock for $10 per share (exclusive of 1,375,000 shares reserved for issuance pursuant to our 2006 Equity Incentive Plan) was declared effective under the Securities Act of 1933. The offering commenced on April 13, 2006. The offering is a “best efforts” offering and as of the date of the filing of this quarterly report, the offering is continuing. However, subject to contemplated changes in our offering, we are not currently offering our shares. Through February 1, 2007, we received subscriptions for approximately 1,232,472 shares of common stock for gross proceeds approximating $12,324,720. On February 1, 2007, we returned all subscription proceeds received through February 1, 2007, amounting to $12,424,405 inclusive of earned interest, to our investors.

          During the period covered by this quarterly report on Form 10-QSB, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the three-month period ended March 31, 2007.

Item 5. Other Information.

          On April 13, 2007, we extended the term of our offering by one year to April 13, 2008, and extended the maturity of our two related and outstanding promissory notes by one year to April 13, 2008.

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

Landwin REIT, Inc.

Date: May 7, 2007	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: May 7, 2007	By:	/s/ SEÁN DENNISON
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