Form 10QSB
period 2007-06-30
Landwin REIT Inc
filed 2007-08-14
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-129534

LANDWIN REIT, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-3651786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17200 Ventura Blvd, Suite 206, Encino, CA 91316
(Address of principal executive offices) (Zip code)

(818) 783-4343
(Issuers’s telephone number, including area code)

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

Class	Outstanding as of August 13, 2007
Common Stock, par value $0.01 per share	20,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

	PART I FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3
	Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2007 (unaudited) and the period from October 19, 2005 (inception) through December 31, 2006	5
	Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures.	15

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

Signatures		17

Landwin REIT, Inc.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

Part I – Financial Information
Item 1. Financial Statements

	June 30, 2007	December 31,2006
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$210,806	$207,307

Total Assets	$210,806	$207,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Tax payable	800	800
Interest payable	303,425	179,452
Notes Payable – related parties	5,000,000	5,000,000

Total Current Liabilities	5,304,225	5,180,252

Total Liabilities	5,304,225	5,180,252

Minority Interest	2,000	2,000

Common stock, $0.01 par value; 25,000,000 shares
authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,295,419)	(5,174,945)

Total Stockholders’ Deficit	(5,095,419)	(4,974,945)

Total Liabilities and Stockholders’ Equity	$210,806	$207,307

See accompanying notes to these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net revenues	$-	$-	$-	$-

Operating Expenses
Formation fee expense	-	(5,000,000)	-	(5,000,000)

Other Income (Expense)
Interest expense	(62,329)	(53,425)	(123,973)	(53,425)
Interest income on money market
account	1,741	-	3,499	-
Total other expense	(60,588)	(53,425)	(120,474)	(53,425)
Net Loss	$(60,588)	$(5,053,425)	$(120,474)	$(5,053,425)

Loss per weighted average share of common
stock outstanding – basic and diluted	$(3)	$(253)	$(6)	$(253)

Weighted average shares outstanding –
basic and diluted	20,000	20,000	20,000	20,000

See accompanying notes to these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND
THE PERIOD STARTING FROM OCTOBER 19, 2005 THROUGH DECEMBER 31, 2006

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 19, 2005	-	$-	$-	$-	$-

Sale of common stock	20,000	200	199,800	-	200,000

Net Loss	-	-	-	-	-

Balance December 31, 2005	20,000	$200	$199,800	$-	$200,000

Net Loss	-	-	-	(5,174,945)	(5,174,945)

Balance December 31, 2006	20,000	$200	$199,800	$(5,174,945)	$(4,974,945)

Net Loss	-	-	-	(59,886)	(59,886)

Balance March 31, 2007	20,000	$200	$199,800	$(5,234,831)	$(5,034,831)

Net Loss	-	-	-	(60,588)	(60,588)

Balance June 30, 2007	20,000	$200	$199,800	$(5,295,419)	$(5,095,419)

See accompanying notes to these financial statements

LANDWIN REIT, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(120,474)	$(5,053,425)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:	-	-

Changes in Operating Assets and Liabilities
Increase in accrued interest on promissory notes	123,973	53,425
Increase in promissory notes	-	5,000,000

Net cash provided by operating expenses	3,499	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	3,499	-

Cash and cash equivalents at beginning of period	207,307	202,000

Cash and cash equivalents at end of period	$210,806	$202,000

See accompanying notes to these financial statements

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of June 30, 2007.

Restricted Cash Held in Escrow

The Company returned all subscription proceeds received through February 1, 2007 to its investors, amounting to $12,424,405 inclusive of all interest earned, which represented the entire funds received in connection with subscription agreements.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007, the Company had approximately $110,806 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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
JUNE 30, 2007

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

4.           Loss Per Share

Earnings per share have been calculated using the weighted average number of shares outstanding during each period. Loss per share – dilutive does not include the effect of potentially dilutive securities for the period ended June 30, 2007. The loss from operations and the net loss for the three and six months ended June 30, 2007 make these securities anti-dilutive.

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

As of June 30, 2007, the Advisor has incurred approximately $909,658 of organization, offering, accounting and certain legal expenses on behalf of Landwin REIT. In accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8, the Company has determined that as of June 30, 2007, it is not probable that the Company will be responsible for the expenses incurred by its Advisor. There is uncertainty in regards to the Company being able to raise its minimum offering amount. Accordingly, the Company has not recorded a liability related to this agreement.

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
JUNE 30, 2007

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

          We do not have employees and our executive officers are not compensated by us for their services to the company. Some of our executive officers are presently investors in our Advisor. We entered into an agreement with the Advisor on April 13, 2006. Pursuant to this agreement, the Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. We pay the Advisor fees for services provided pursuant to the advisory agreement, and we may be obligated to reimburse the Advisor for certain expenses incurred on our behalf. Through June 30, 2007, the Advisor has advanced approximately $909,658 on our behalf for our organization, offering costs, which consist of components such as actual legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as SEC filing requirement expenses.

          We are not aware of any material trends, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments. Inflation did not have a material effect on our operations in the second three months of 2007 covered by this quarterly report.

          There is no guarantee that the aforementioned offering will in fact result in the anticipated minimum proceeds.

Contractual Obligations

          Other than the aforementioned advisory agreement, as of June 30, 2007, we had no material contractual obligations requiring disclosure under this item.

Off Balance Sheet Arrangements

          As of June 30, 2007, our Advisor has incurred $909,658 of organization, offering and SEC filing expenses on our behalf. If we do not raise at least $50 million (the current minimum offering amount) in our initial public offering on or before the two-year anniversary (extended from one year) of the commencement of the offering (April 13, 2006), offering and subsequent SEC filing costs will be paid by the Advisor and not by us, unless the offering is further extended.

Critical Accounting Policies

          Management’s Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of these accounting policies requires our management to make certain judgments and estimates that directly affect our financial reporting results. We consider the policies discussed herein to be critical to an understanding of our financial statements. Specific risks for these critical accounting policies are described in the following paragraphs. In regard to these policies, we caution you that we have limited operating history and future events rarely develop exactly as forecasted, and the best estimates of our management will likely require adjustment. See "Note 2 – Summary of Significant Accounting Policies" to our financial statements for a more complete description of these policies.

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

Results of Operations

          As of the date of this quarterly report we have engaged only in organizational and offering related activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the three and six-month periods ended June 30, 2007 and 2006. In connection with the advisory agreement entered into with our Advisor in April 2006, we issued one promissory note each to Sylvia, Inc., and SmithDennison Capital, LLC, each with a principal amount of $2,500,000. Pursuant to the issuance of these promissory notes, we recorded accrued interest of $62,329 and $123,973 for the three and six-month periods ended June 30, 2007, respectively. For the six-month period ended June 30, 2006, we recorded accrued interest of $53,425. On April 13, 2007, we extended the maturity date of the promissory notes to April 13, 2008.

          We had a net loss of $60,588 and $120,474 for the three and six-month periods ended June 30, 2007, respectively. We recorded no revenues or expenses for the first three months (first quarter) of 2006. In the second quarter of 2006, we recorded only a one-time operating expense charge amounting to $5 million, pursuant to an agreement originally entered into with our Advisor, for work related to our formation through the effective date of our Registration Statement (April 13, 2006). Given that our offering was not declared effective until April 13, 2006, and our lack of operations (other than formation and follow on activities) there are no meaningful comparisons to the fiscal periods disclosed in this discussion of results of operations.

          Operating results in future periods will be a function of the results of the operation of the real estate properties and real estate related investments that we may acquire. For the six-month periods ended June 30, 2007 and 2006, we engaged only in activities related to our public offering and subsequent SEC filing requirements. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. If we do not raise at least $50 million in our initial public offering on or before the two-year anniversary (extended from one-year) of the commencement of the offering (April 13, 2006), offering costs will be paid by the Advisor and not by us. As of June 30, 2007, the Advisor has incurred $909,658 of such expenses on our behalf.

Liquidity and Capital Resources

          As of June 30, 2007, we have issued 20,000 shares of common stock and also received $2,000 related to the issuance of a 1% general partnership interest. At June 30, 2007, we had $210,806 on deposit at our bank.

          At June 30, 2007 and December 31, 2006, we had total assets of $210,806 and $207,307, respectively. The increase in total assets is attributable to interest earned on funds held in our money market account.

          At June 30, 2007 and December 31, 2006, we had a total stockholders’ deficit of $5,095,419 and $4,974,945, respectively. At June 30, 2007 and December 31, 2006, we had working capital deficits of $5,093,419 and $4,972,945, respectively. The increase in stockholders’ deficit and working capital deficits for the six months ended June 30, 2007, is the result of accruing interest of $123,973 on the aforementioned promissory notes, which was offset to a minor degree by $3,499 of interest earned on our money market account. Total interest expense accrued from inception of the promissory notes through June 30, 2007 amounts to $303,425.

          For the six-month periods ended June 30, 2007 and 2006, we realized cash flow provided by operating activities of $3,499 and $0, respectively, related to interest earned on our money market account at Wells Fargo Bank. For the six month periods ended June 30, 2007 and 2006, we recorded no cash flows related to financing or investing activities.

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

Item 3. Controls and Procedures.

          We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods and to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting identified in connection with the evaluation thereof that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the six-month period ended June 30, 2007.

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

Landwin REIT, Inc.

Date: August 13, 2007	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: August 13, 2007	By:	/s/ SEÁN DENNISON
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