Form 10QSB
period 2007-09-30
Landwin REIT Inc
filed 2007-12-31
CIK 1342026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 28, 2007
Common Stock, par value $0.01 per share	20,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

		Page

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity for the three, six, and nine months ended September 30, 2007 (unaudited) and the period from October 19, 2005 (inception) through December 31, 2006	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	11

Item 3.	Controls and Procedures.	15

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

	Signatures	17

Landwin REIT, Inc.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

Part I – Financial Information
Item 1. Financial Statements

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)

ASSETS

Cash and cash equivalents	$212,551	$207,307

Total Assets	$212,551	$207,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Tax payable	800	800
Interest payable	366,439	179,452
Notes Payable – related parties	5,000,000	5,000,000

Total Current Liabilities	5,367,239	5,180,252

Total Liabilities	5,367,239	5,180,252

Minority Interest	2,000	2,000

Common stock, $0.01 par value; 25,000,000 shares authorized; 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(5,356,688)	(5,174,945)

Total Stockholders’ Deficit	(5,156,688)	(4,974,945)

Total Liabilities and Stockholders’ Equity	$212,551	$207,307

See accompanying notes to these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net revenues	$-	$-	$-	$-

Operating Expenses
Formation fee expense	-	-	-	(5,000,000)

Other Income (Expense)
Interest expense	(63,014)	(63,014)	(186,987)	(116,439)
Interest income on money market
account	1,745	-	5,244	-
Total other expense	(61,269)	(63,014)	(181,743)	(5,116,439)
Net Loss	$(61,269)	$(63,014)	$(181,743)	$(5,116,439)

Loss per weighted average share of common
stock outstanding – basic and diluted	$(3)	$(3)	$(9)	$(256)

Weighted average shares outstanding –
basic and diluted	20,000	20,000	20,000	20,000

See accompanying notes to these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
THE PERIOD FROM OCTOBER 19, 2005 THROUGH DECEMBER 31, 2006

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 19, 2005	-	$-	$-	$-	$-

Sale of common stock	20,000	200	199,800	-	200,000

Net Loss	-	-	-	-	-

Balance December 31, 2005	20,000	$200	$199,800	$-	$200,000

Net Loss	-	-	-	(5,174,945)	(5,174,945)

Balance December 31, 2006	20,000	$200	$199,800	$(5,174,945)	$(4,974,945)

Net Loss	-	-	-	(59,886)	(59,886)

Balance March 31, 2007	20,000	$200	$199,800	$(5,234,831)	$(5,034,831)

Net Loss	-	-	-	(60,588)	(60,588)

Balance June 30, 2007	20,000	$200	$199,800	$(5,295,419)	$(5,095,419)

Net Loss	-	-	-	(61,269)	(61,269)

Balance September 30, 2007	20,000	$200	$199,980	$(5,356,688)	$(5,156,688)

See accompanying notes to these financial statements

LANDWIN REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(181,743)	$(5,116,439)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:	-	-

Changes in Operating Assets and Liabilities
Increase in accrued interest on promissory notes	186,987	116,439
Increase in promissory notes	-	5,000,000

Net cash provided by operating activities	5,244	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	5,244	-

Cash and cash equivalents at beginning of period	207,307	202,000

Cash and cash equivalents at end of period	$212,551	$202,000

See accompanying notes to these financial statements

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.            Nature of Operations

Landwin REIT, Inc. (“the Company”), a Maryland corporation, was formed on October 19, 2005 (date of inception) to be a blind pool Real Estate Investment Trust (REIT). The Company’s intention at formation was to acquire and manage a diverse range of real estate investments, both commercial and residential. The Company was originally named Landwin Diversified REIT, Inc., but executed a name change to Landwin REIT, Inc., effective October 20, 2005.

In addition, on October 25, 2005, the Company formed Landwin, LLC, and Landwin, LP. Landwin, LLC, is a wholly-owned subsidiary of the Company and is the sole general partner of Landwin, LP. The Company was structured to operate under the UPREIT model, whereby Landwin, LP, would hold substantially all of the assets and conduct all of the operations.

On April 13, 2006, the Company’s Registration Statement on Form S-11, registering a public offering of up to 25 million shares of common stock for $10 per share was declared effective and immediately thereafter, the Company began offering its common stock for sale to the public. The offering was a “best efforts” offering and commenced on April 13, 2006. Through February 1, 2007, the Company received subscriptions for approximately 1,232,472 shares of common stock for gross proceeds approximating $12,324,720. Such proceeds were held in an interest bearing escrow account at Wells Fargo Bank pending the Company receiving subscriptions totaling the minimum offering amount of $50 million on or before the one-year anniversary of the commencement of the offering (April 13, 2006).

On April 13, 2007, the Company decided to extend the offering period for one year, through April 13, 2008. On December 14, 2007, pursuant to a joint unanimous written consent of the board of directors and sole stockholder, the Company approved a resolution to dissolve the REIT and file articles of dissolution with the state of Maryland. On December 21, 2007, pursuant to a unanimous written consent of the board of directors, the Company approved a resolution to terminate the aforementioned offering of registered shares, withdraw its registration statement and deregister the registered shares. As a consequence of such action, the Company expects to file a Post Effective Amendment to its Registration Statement on Form S-11 prior to December 31, 2007. The Company expects to file the applicable dissolution documents with the state of Maryland soon thereafter.

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
SEPTEMBER 30, 2007

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

Cash Equivalents

The Company considers all short-term financial instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents on hand as of September 30, 2007.

Restricted Cash Held in Escrow

The Company returned all subscription proceeds received through February 1, 2007 to its investors, amounting to $12,424,405 inclusive of all interest earned, which represented the entire funds received in connection with subscription agreements.

Concentration of Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007, the Company had approximately $112,551 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

The Company originally intended to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intended to operate as such beginning with its taxable period ending December 31, 2007. Given the Company’s intent to dissolve the REIT by filing applicable articles of dissolution with the state of Maryland, such election of tax status is no longer relevant and its ability to qualify going forward as a REIT for federal income tax purposes is not meaningful.

3.            Equity Transactions

Sale of Common Stock

On October 19, 2005, the Company sold 20,000 shares of its common stock at $10 per share to an affiliate. These shares were not sold pursuant to the Company’s initial public offering.

Common Stock Held in Escrow

In connection with its initial public offering, the Company received subscriptions for shares of its common stock at $10 per share from April 13, 2006 (the effective date of its Registration Statement) through February 1, 2007 amounting to approximately 1,232,472 shares. On February 1, 2007, the Company’s board of directors determined that it was in the Company’s best interest to reduce the minimum offering amount. Subsequently, the Company returned proceeds of $12,424,405, resulting from aggregate subscriptions received through that date, to its investors along with any interest earned.

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

As of September 30, 2007, the Advisor has incurred approximately $968,000 of organization, offering, accounting and certain legal expenses on behalf of Landwin REIT. As a consequence of the Company’s decision to withdraw its registration statement and dissolve the REIT, the Company has determined (in accordance with SFAS No. 5, “Accounting for Contingencies” Paragraph 8) that as of the date of this quarterly report, it is not probable that it will be responsible for the expenses incurred by its Advisor to date. Accordingly, the Company has not recorded a liability related to this agreement.

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

LANDWIN REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

9.            Economic Dependency

Until dissolution, the Company will be dependent on the Advisor or its affiliates for certain services that are essential to the Company, including general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find alternative service providers.

10.          Commitments and Contingencies

The Company is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

11.          Registration

On November 7, 2005, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-11, to register for sale a minimum of 5 million shares and a maximum of 25 million shares of its common stock. The Registration Statement was declared effective on April 13, 2006. The Company expects to file a Post Effective Amendment to its Registration Statement prior to December 31, 2007 that will withdraw its Registration Statement and deregister the 25 million shares of common stock.

12.          Subsequent Event

As of December 21, 2007, the Company has started an orderly dissolution of the REIT in accordance with state of Maryland applicable law. The Company expects to conclude the dissolution of the REIT in first quarter of 2008.

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

          Landwin, L.P. (hereinafter Landwin OP) was formed on October 25, 2005 to acquire, own and operate properties on our behalf. It was originally intended that Landwin OP would hold substantially all of our assets, directly or indirectly, and conduct all of our required operations. Accordingly, that would have allowed us to operate as what is generally referred to as an umbrella partnership real estate investment trust, or UPREIT, which is a structure generally utilized to provide for the acquisition of real estate from owners who desire to defer taxable gain otherwise required to be recognized by them upon the disposition of their properties.

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

          We intended to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2007. Recent action related to the expected dissolution of the REIT (as noted below) by our board of directors makes such election of tax status for federal income tax purposes no longer relevant.

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

          On February 1, 2007, our board of directors determined that it was in our best interest to reduce the minimum offering amount from $50 million to $5 million. Pursuant to our obligations in connection with the decision to amend the original offering prospectus, we returned all subscription proceeds to our investors along with interest earned from our escrow bank account, amounting to $12,424,405. We are not currently offering our shares.

          On April 13, 2007, the Company extended the offering period for one year, through April 13, 2008.

          Due to our inability to raise the required funds, we decided to terminate the offering and dissolve the company. On December 14, 2007, pursuant to a joint unanimous written consent of the board of directors and our sole stockholder, we approved a resolution to dissolve the REIT and file articles of dissolution with the state of Maryland. On December 21, 2007, pursuant to a unanimous written consent of the board of directors, we approved a resolution to terminate the aforementioned offering of registered shares, withdraw our registration statement and deregister the registered shares. Accordingly, we expect to file a Post Effective Amendment to our Registration Statement on Form S-11 prior to December 31, 2007. We expect to file the applicable dissolution documents with the state of Maryland soon thereafter.

General

          We do not have employees and our executive officers are not compensated by us for their services to the company. Some of our executive officers are presently investors in our Advisor. We entered into an agreement with the Advisor on April 13, 2006. Pursuant to this agreement, the Advisor generally implements our business strategy; coordinates and manages our capital raising and capital market activities; supervises and manages our day-to-day operations; selects our real estate and real estate related investments, subject to oversight by our board of directors; and performs services and activities related to our assets and operations in accordance with the terms of the advisory agreement. We pay the Advisor fees for services provided pursuant to the advisory agreement, and under the terms of the agreement, but for our decision to dissolve the REIT, we would be obligated to reimburse the Advisor for certain expenses incurred on our behalf. Through September 30, 2007, the Advisor has advanced approximately $968,000 on our behalf for organization offering costs, which consist of legal, accounting, printing and other accountable expenses (including sales literature and the prospectus), as well as SEC filing requirement expenses. Given the decision by our board of directors and sole stockholder to dissolve the REIT, we will not be obligated to reimburse the Advisor for such expenses incurred prior to dissolution.

          We are not aware of any material trends, favorable or unfavorable, that may be reasonably anticipated to have a material impact on our capital resources. Inflation did not have a material effect on our operations in the three months of 2007 covered by this quarterly report.

Contractual Obligations

          Other than the aforementioned advisory agreement, as of September 30, 2007, we had no material contractual obligations requiring disclosure under this item.

Off Balance Sheet Arrangements

          As of September 30, 2007, our Advisor has incurred approximately $968,000 of organization, offering and SEC filing expenses on our behalf. As a consequence of our decision to withdraw the registration statement and dissolve the REIT, we will not be obligated to reimburse the Advisor for such expenses incurred prior to the dissolution.

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

          Given the expected filing of our articles of dissolution with the state of Maryland in first quarter of 2008, our intention to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ending December 31, 2007, is no longer meaningful or relevant.

Results of Operations

          As of the date of this quarterly report we have engaged only in organizational and offering related activities and have not acquired any real estate properties or real estate related investments. Accordingly, we had no income for the three and nine-month periods ended September 30, 2007 and 2006. In connection with the advisory agreement entered into with our Advisor in April 2006, we issued one promissory note each to Sylvia, Inc., and SmithDennison Capital, LLC, each with a principal amount of $2,500,000. Pursuant to the issuance of these promissory notes, we recorded accrued interest of $63,014 and $186,987 for the three and nine-month periods ended September 30, 2007, respectively. For the three and nine-month period ended September 30, 2006, we recorded accrued interest of $63,014 and $116,439, respectively. On April 13, 2007, we extended the maturity date of the promissory notes to April 13, 2008.

          We had a net loss of $61,269 and $181,743 for the three and nine-month periods ended September 30, 2007, respectively compared with a net loss of $63,014 and $5,116,439 for the three and nine-month periods ended September 30, 2006. Expenses recorded for the first nine months of 2007 related primarily to net interest expense incurred pursuant to our promissory notes with related parties. In the second quarter of 2006, we recorded a onetime operating expense charge amounting to $5 million, pursuant to an agreement originally entered into with our Advisor, for work related to our formation through the effective date of our Registration Statement (April 13, 2006). With the exception of the one-time $5 million fee, expenses recorded for the first nine months of 2006 related solely to net interest expense.

          Given that our offering was not declared effective until April 13, 2006, and our lack of operations (other than formation and follow on activities) there are no meaningful comparisons to the fiscal periods disclosed in this discussion of results of operations.

          For the nine-month periods ended September 30, 2007 and 2006, we engaged only in activities related to our public offering and subsequent SEC filing requirements. Under our advisory agreement, the Advisor is obligated to pay all our organization and offering expenses, subject to its right to be reimbursed for such costs by us. As of September 30, 2007, the Advisor has incurred approximately $968,000 of such expenses on our behalf. As a consequence of our decision to withdraw our registration statement and dissolve the REIT, we will not be obligated to reimburse the Advisor for such expenses incurred prior to the dissolution.

Liquidity and Capital Resources

          As of September 30, 2007, we have issued 20,000 shares of common stock and also received $2,000 related to the issuance of a 1% general partnership interest.

          At September 30, 2007, we had $212,551 on deposit at our bank. At September 30, 2007 and December 31, 2006, we had total assets of $212,551 and $207,307, respectively. The increase in total assets is attributable to interest earned on funds held in our money market account.

          At September 30, 2007 and December 31, 2006, we had a total stockholders’ deficit of $5,156,688 and $4,974,945, respectively. At September 30, 2007 and December 31, 2006, we had working capital deficits of $5,154,688 and $4,972,945, respectively. The increase in stockholders’ deficit and working capital deficits for the nine months ended September 30, 2007, is the result of accruing interest of $186,987 on the aforementioned promissory notes, which was partially offset by $5,244 of interest earned on our money market account. Total interest expense accrued from inception of the promissory notes through September 30, 2007 amounts to $366,439.

          For the nine-month periods ended September 30, 2007 and 2006, we realized cash flow provided by operating activities of $5,244 and $0, respectively, related to interest earned on our money market account at Wells Fargo Bank.

          For the nine-month periods ended September 30, 2007 and 2006, we recorded no cash flows related to financing or investing activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On April 13, 2006, our Registration Statement on Form S-11 (File No. 333-129534), registering a public offering of up to 25,000,000 shares of common stock for $10 per share (exclusive of 1,375,000 shares reserved for issuance pursuant to our 2006 Equity Incentive Plan) was declared effective under the Securities Act of 1933. The “best efforts” offering commenced on April 13, 2006. Through February 1, 2007, we received subscriptions for approximately 1,232,472 shares of common stock for gross proceeds approximating $12,324,720. On February 1, 2007, we returned all subscription proceeds received through February 1, 2007, amounting to $12,424,405 inclusive of earned interest, to our investors in anticipation of making certain changes to the minimum offering and other related terms.

          On December 21, 2007, pursuant to a unanimous written consent of the board of directors, we approved a resolution to terminate the aforementioned offering of registered shares, withdraw our registration statement and deregister the 25 million registered shares. In consideration of such action, we expect to file a Post Effective Amendment to our Registration Statement on Form S-11 prior to December 31, 2007.

          During the period covered by this quarterly report on Form 10-QSB, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the nine-month period ended September 30, 2007. In December of 2007, our sole stockholder consented, by unanimous written consent in lieu of a special meeting of shareholders, to dissolve the REIT and file articles of dissolution with the state of Maryland.

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

Landwin REIT, Inc.

Date: December 28, 2007	By:	/s/ MARTIN LANDIS
Martin Landis
Chairman of the Board, Chief Executive Officer
and Secretary

Date: December 28, 2007	By:	/s/ SEÁN DENNISON
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